Form 10QSB
period 2001-12-31
ALLIED FIRST BANCORP INC
filed 2002-02-14
CIK 1158865

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
---  EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2001
                                       OR

 ___ TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 001-16763

                           Allied First Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Maryland                                          36-4482786
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer identification
 incorporation or organization)                  or number)

387 Shuman Boulevard, Suite 120 W, Naperville, IL               60563
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (630) 778-7700
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No
                                     ---      ---

           Transitional Small Business Disclosure Format (check one):

                                Yes       No   X
                                     ---      ---

State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:


As of February 14, 2002, there were 608,350 shares of the Registrant's common stock issued and outstanding.


                                           Allied First Bancorp, Inc.

                                                      INDEX

PART I.             FINANCIAL INFORMATION                                                                            PAGE NO.
Item 1.             Consolidated Condensed Financial Statements

                    Consolidated Balance Sheet at December 31, 2001 and June 30, 2001                                    3

                    Consolidated Statements of Income and Comprehensive Income for the three and six                     4
                    months ended December 31, 2001 and 2000

                    Consolidated Statements of Cash Flows for the six months ended December 31, 2001                     5
                    and 2000

                    Notes to Consolidated Condensed Financial Statements                                                 6

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations                7

PART II.            OTHER INFORMATION

                    Items 1-6                                                                                           13

                    Signature Pages                                                                                     14




                                                                  PART I: FINANCIAL INFORMATION
                                                                    Allied First Bancorp, Inc.
                                                                   CONSOLIDATED BALANCE SHEETS

                                                                                                (Unaudited)
                                                                                                      At                   At
ASSETS:                                                                                          December 31,           June 30,
-------                                                                                              2001                 2001
                                                                                              ----------------    ------------------
               Cash and cash equivalents.................................................       $14,552,261           $16,455,200
               Securities available for sale.............................................         1,337,182                     -
               Time deposits with other financial institutions...........................         3,203,704               722,000
                    Loans, net of allowance for loan losses of $692,492 at
               December 31, 2001 and  $626,715 at June 30, 2001..........................        63,720,152            63,549,267
               Federal Home Bank Stock at cost...........................................         1,494,200               237,125
               National Credit Union Share Insurance Fund deposit........................                 -               618,802
               Accrued interest receivable...............................................           269,636               189,775
               Premises and equipment-net................................................            83,724                82,448
               Other assets..............................................................           461,834               340,819
                                                                                                -----------           -----------
                           Total Assets..................................................       $85,122,693           $82,195,436
                                                                                                ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

Liabilities:
               Non-interest-bearing demand deposits......................................       $ 8,245,601           $ 8,798,380
               Savings, Now and MMDA deposits............................................        49,596,975            50,040,259
               Other time deposits.......................................................        17,017,519            18,795,015
                                                                                                -----------           -----------
                            Total Deposits...............................................        74,860,095            77,633,654
               Other Liabilities.........................................................           368,268               317,608
                                                                                                -----------           -----------
                            Total Liabilities............................................        75,228,363            77,951,262
                                                                                                -----------           -----------

Shareholders' Equity:
               Preferred Stock, $01 par value, 2,000,000 shares authorized, none issued                   -                     -
               Common Stock, $.01 par value, 8,000,000 shares authorized,
                    608,350 shares issued and outstanding at December 31,2001............             6,084                     -
               Additional paid-in capital................................................         5,271,948                     -
               Retained Earnings.........................................................         4,630,994             4,244,174
               Accumulated other comprehensive income (loss).............................           (14,696)                    -
                                                                                                -----------           -----------
                            Total Shareholders' equity...................................         9,894,330             4,244,174
                                                                                                -----------           -----------

                            Total Liabilities and Shareholders' Equity...................       $85,122,693           $82,195,436
                                                                                                ===========           ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements



                                                          PART I: FINANCIAL INFORMATION
                                                             Allied First Bancorp, Inc.
                                              CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                                     (Unaudited)

                                                                   Three Months Ended                     Six Months Ended
                                                                      December 31                            December 31
                                                                  2001             2000              2001                2000
                                                            ---------------   --------------    --------------     ---------------
Interest Income:
                Loans receivable...............                 $1,286,325      $1,502,793        $2,638,075          $2,976,212
                Interest earning deposits......                     88,509          84,132           198,682             155,466
                Securities.....................                     17,844               -            17,844                   -
                                                                ----------      ----------        ----------          ----------
                     Total Interest Income                       1,392,678       1,586,925         2,854,601           3,131,678

Interest Expense:
                Deposits.......................                    610,271         892,999         1,358,583           1,738,492
                Other..........................                     20,672               -            27,305               1,570
                                                                ----------      ----------        ----------          ----------
                     Total Interest Expense                        630,943         892,999         1,385,888           1,740,062

Net Interest Income............................                    761,735         693,926         1,468,713           1,391,616

Provision for loan losses......................                     60,000          60,000           120,000             124,951
                                                                ----------      ----------        ----------          ----------

Net interest income after
provision for loan losses......................                    701,735         633,926         1,348,713           1,266,665
                                                                ----------      ----------        ----------          ----------

Non-interest income:
                Credit and debit card
                     transaction...............                    132,579         133,660           282,179             271,411
                Account fees...................                     26,150          30,567            49,592              45,527
                First mortgage loan fees.......                     23,238          13,639            38,657              46,244
                Other..........................                     13,941           9,505            21,006              17,190
                                                                ----------      ----------        ----------          ----------
                     Total Non-Interest Income                     195,908         187,371           391,434             380,372

Non-interest expense:
                Salaries and employee benefits.                    276,092         230,469           543,409             450,632
                Occupancy and equipment........                     42,996          56,988            92,043             107,022
                Data processing................                     31,484          28,234            63,242              55,959
                Loan Servicing.................                    130,917         125,929           260,230             250,661
                Charter conversion professional
                     fees......................                      6,445          44,403            49,181              45,457
                Other expenses.................                    235,096         183,584           480,194             354,032
                                                                ----------      ----------        ----------          ----------
                     Total Non-Interest Expense                    723,030         669,607         1,488,299           1,263,763

Income before income taxes.....................                    174,613         151,690           251,848             383,274

                Income tax expense (Benefit)...                     67,876               -          (134,972)                  -
                                                                ----------      ----------        ----------          ----------
Net income    .................................                 $  106,737      $  151,690        $  386,820          $  383,274
                                                                ==========      ==========        ==========          ==========
Other Comprehensive income (loss)..............                 $  (14,696)              -                 -                   -
                                                                ----------      ----------        ----------          ----------
Total Comprehensive Income.....................                 $   92,041      $  151,690        $  386,820          $  383,274
                                                                ==========      ==========        ==========          ==========

              The accompanying notes are an integral part of these
                        consolidated financial statements





                                                              Part I: Financial Information
                                                                Allied First Bancorp, Inc.
                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       (Unaudited)

                                                                                              Six Months Ended
                                                                                                December 31
                                                                                           2001              2000
                                                                                    ---------------      ------------
Cash flows from operating activities:
       Net Income........................................................              $    386,820       $   383,274
       Adjustment to reconcile net income to net cash from
            operating activities
       Depreciation......................................................                    33,393            41,292
       Provision for loan losses.........................................                   120,000           124,951
       Changes in
             Accrued interest receivable.................................                   (79,861)          (62,005)
             Other assets................................................                  (121,015)           48,977
             Other liabilities...........................................                    50,660           (54,335)
                                                                                       ------------       -----------
                   Net cash from operating activities                                       389,997           482,154

Cash flows from investing activities:
       Change in time deposits with other financial institutions.........                (2,481,704)           (6,600)
       Purchase of available for sale securities.........................                (1,446,127)                -
       Principal collected on available for sale securities..............                    94,250                 -
       Purchase of Federal Home Loan Bank Stock..........................                (1,257,075)           (7,757)
       Loans to members, net of repayments...............................                  (290,886)          (40,224)
       National Credit Union Share Insurance Fund deposit................                   618,802                 -
       Purchase of premises and equipment................................                   (34,669)          (17,143)
                                                                                       ------------       -----------
                   Net cash from investing activities....................                (4,797,409)          (71,724)

Cash flows from financing activities
       Change in deposits                                                                (2,773,559)        2,168,261
       Proceeds from issuance of subordinated debt                                        1,000,000                 -
       Redemption of subordinated debt                                                   (1,000,000)                -
       Net Proceeds from sale of common stock............................                 5,278,032                 -
                                                                                       ------------        ----------
                   Net cash from financing activities....................                 2,504,473         2,168,261


Net change in cash and cash equivalents..................................                (1,902,939)        2,578,691

Cash and cash equivalents at beginning of period.........................                16,455,200         6,534,083
                                                                                       -----------        -----------

Cash and cash equivalents at end of period                                             $ 14,552,261       $ 9,112,774
                                                                                       ===========        ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements


                           Allied First Bancorp, Inc.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  Basis of Presentation

     The accompanying Consolidated Condensed Financial Statements include the accounts of Allied First Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Allied First Bank, sb (the "Bank"). All significant inter-company transactions and balances are eliminated in consolidation. Prior to September 1, 2001, the Bank operated as Allied Pilots Association Federal Credit Union (the "Credit Union"). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of the Company as of December 31, 2001 and June 30, 2001 and the results of its operations, for the three and six months ended December 31, 2001 and 2000. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended December 31, 2001.

     Operating results for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2002.


(2)  Plan of Stock Conversion

     On September 1, 2001, the Credit Union converted to the Bank, an Illinois mutual savings bank as the first part in a two-part plan to improve the capital position of the Credit Union. In conjunction with the first part of the plan, the Bank issued subordinated capital notes, qualifying as Tier 2 capital, in the amount of $1 million on September 1, 2001. The subordinated capital notes had a term of five years, an interest carried rate of 8.5% and were redeemable without any prepayment penalty. The issuance of the notes was sufficient to qualify the Bank as adequately capitalized. In the second part of the Plan, On September 17, 2001, the Board of Directors of the Bank adopted a Plan of Stock Conversion to convert from an Illinois mutual savings bank to an Illinois stock savings bank with the concurrent formation of a holding company. The purpose of the mutual to stock conversion was to increase the capital of the Bank in order to enable it to meet the well-capitalized requirements of an FDIC insured institution and to support the future growth of the institution. The subordinated capital notes were retired upon completion of the stock conversion. On December 27, 2001, the Company sold 608,350 shares of common stock at $10 per share and received proceeds of $5,278,032 net of conversion expenses of $805,468. Approximately 98% of the net proceeds were used by the Company to acquire all of the capital stock of the Bank.


 (3)  Earnings Per Share

     The conversion to a stock based institution occurred on December 27, 2001. Earnings per share information is not presented as such amount for the period December 27, 2001 through December 31, 2001 is not material.

                                     PART II
                           Allied First Bancorp, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's results of operations are primarily dependent on the Bank's net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's net income is also affected by the level of its non-interest income and non-interest expenses, such as employee compensation and benefits, occupancy expenses and other expenses.


FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, the matters discussed in this document, and other information contained in the Company's SEC filings, may express "forward-looking statements." Those "forward-looking statements" may involve risk and uncertainties, including statements concerning future events, performance and assumptions and other statements that are other than statements of historical facts. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Readers are advised that various factors--including, but not limited to, changes in laws, regulations or generally accepted accounting principles; the Company's competitive position within the markets served; increasing consolidation within the banking industry; unforeseen changes in interest rates; any unforeseen downturns in the local, regional or national economies--could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected. This report speaks only as of its date, and the Company disclaims any duty to update the information herein.

                 COMPARISON OF THREE-MONTH AND SIX-MONTH PERIODS
                        ENDED DECEMBER 31, 2001 AND 2000
GENERAL

     Net income for the three-month and six-month periods ended December 31, 2001 was $107,000 and $387,000, respectively, compared to net income of $152,000 and $383,000 for the equivalent periods in 2000. As a former credit union, the organization was not subject to federal incomes taxes or state income taxes for the fiscal year ended June 30, 2001. Effective September 1, 2001, the Company was subject to federal and state income taxes. As a result of the change in tax status and in accordance with Financial Accounting Standards No. 109, Accounting for Income Taxes, the Bank recorded a net deferred tax asset in the amount of $205,000 on September 1, 2001.

NET INTEREST INCOME

     Net interest income for the three-month period ended December 31, 2001, was $762,000 compared to $694,000 for the same period in 2000. This is a 9.8% increase over the same period in 2000 and resulted in a net spread of 3.07% for the three months ended December 31, 2001 compared to 2.75% for the same period in 2000. The net interest income for the six-month period ended December 31, 2001, was $1,469,000 compared to $1,392,000 for the same period in 2000, an increase of 5.5% and resulted in a net spread of 2.90% compared to 2.80% in 2000. The increase in net interest income and the corresponding increase in net interest spread was due to our interest bearing liabilities repricing faster than our interest earning assets in the declining interest rate environment in 2001.

     Total average earning assets increased $6,530,000 and $6,783,000, respectively, for the three-month and six-month periods ended December 31, 2001, over the comparative periods in 2000. Total average interest earning balances and investments increased $6,367,000 and $6,931,000, respectively, for the three-month and six-month periods over one-year ago. Total average loans decreased $684,000 and $581,000, respectively, for the three-month and six-month periods over one-year ago. The yields on total average earning assets were 6.78% and 8.39% for the three-month periods ended December 31, 2001, and 2000 and 6.96% and 8.32% for the six-month periods, ended December 31, 2001 and 2000, respectively. The Bank has a loan portfolio with a large concentration in short term consumer loans which reprice quickly. This coupled with a declining interest rate environment accounted for lower yields in earning assets for the periods presented.


INTEREST INCOME

     Interest income for the three months and six months ended December 31, 2001 was $1,393,000 and $2,855,000, respectively, compared to $1,587,000 and
$3,132,000 for the same period in 2000. The decrease was primarily due to lower loan yields during 2001. The yield on loans decreased to 8.10% for the six months ended December 31, 2001 from 9.05% for the same period in 2000.

INTEREST EXPENSE

     Interest expense for the three months and six months ended December 31, 2001 was $631,000 and $1,386,000, respectively, compared to $893,000 and
$1,740,000 for the same period in 2000. The decrease was primarily due to lower rates paid on interest-bearing liabilities for 2001 which was 3.71% and 4.06% for such periods, respectively, which represented a 193 and 146 basis point decrease over the same periods in 2000.

The following tables set forth consolidated information regarding average balances and rates.


                                                                      Allied First Bancorp, Inc.
                                                                    Three Months Ended December 31
                                                                        (Dollars In Thousands)

                                                        2001                                        2000
                                       ----------------------------------------- ------------------------------------------
                                       Average                    Average        Average                      Average
INTERST EARNING ASSETS                 Balance     Interest         Rate         Balance       Interest         Rate
----------------------                 -------     --------       -------        -------       --------       -------
Loans                                  $ 64,894     $ 1,286          7.93%         $ 65,578      $ 1,503        9.17%
Federal Home Loan Bank stock              1,076          14          5.20%              229            4        6.99%
Interest earning balances                16,244          93          2.29%            9,877           80        3.24%
                                       --------     -------          -----         --------      -------        -----

Total interest earning assets            82,214       1,393          6.78%           75,684        1,587        8.39%
                                       --------     -------          -----         --------      -------        -----

NON-INTEREST EARNING ASSETS
---------------------------
Premises and equipment                       88                                          97
Allowance for loan losses                  (684)                                       (657)
Other non-interest earning assets           970                                         571
                                       --------                                    --------
Total assets                           $ 82,588                                    $ 75,695
                                       ========                                    ========

INTEREST BEARING LIABILITIES
----------------------------

Savings                                $ 13,120          47          1.43%         $ 11,633      $    83        2.85%
Money market                             35,824         279          3.12%           30,605          460        6.01%
Time deposits                            17,761         285          6.42%           21,010          350        6.64%
Subordinated debt                         1,000          20          8.00%                -            -        0.00%
                                       --------     -------          -----         --------      -------        -----


Total interest bearing liabilities     $ 67,705         631          3.71%         $ 63,248      $   893        5.64%
                                       --------     -------          -----         --------      -------        -----


NON-INTEREST BEARING
LIABILITIES AND EQUITY
----------------------

Checking                                  8,247                                       8,249
Other liabilities                           325                                         300
Equity                                    6,311                                       3,898
                                       --------                                    --------
Total liabilities and equity           $ 82,588                                    $ 75,695
                                       ========                                    ========

Net Interest/Spread                                 $   762          3.07%                       $   694        2.75%
                                                    =======          =====                       =======        =====

Net interest margin                                                  3.71%                                      3.67%
                                                                     =====                                      =====





                                                                      Allied First Bancorp, Inc.
                                                                     Six Months Ended December 31
                                                                         (Dollars In Thousands)


                                                        2001                                        2000
                                       ----------------------------------------- ------------------------------------------
                                       Average                    Average        Average                      Average
INTERST EARNING ASSETS                 Balance     Interest         Rate         Balance       Interest         Rate
----------------------                 -------     --------       -------        -------       --------       -------

Loans
                                       $ 65,160     $ 2,640          8.10%         $ 65,741      $ 2,977        9.05%
Federal Home Loan Bank stock                659          19          5.77%              226            9        7.96%
Interest earning balances                16,219         196          2.42%            9,288          146        3.14%
                                       --------     -------          -----         --------      -------        -----

Total interest earning assets            82,038       2,855          6.96%           75,255        3,132        8.32%
                                       --------     -------          -----         --------      -------        -----

NON-INTEREST EARNING ASSETS
---------------------------
Premises and equipment                 $     82                                    $    103
Allowance for loan losses                  (668)                                       (668)
Other non-interest earning assets           802                                         580
                                       --------                                    --------
Total assets                           $ 82,254                                    $ 75,270
                                       ========                                    ========

INTEREST BEARING LIABILITIES
----------------------------

Savings                                $ 12,777         116          1.82%         $ 11,869      $   170        2.86%
Money market                             36,531         654          3.58%           30,590          906        5.92%
Time deposits                            18,302         589          6.43%           20,567          664        6.46%
Subordinated debt                           675          27          8.00%                -            -        0.00%
                                       --------     -------          -----         --------      -------        -----


Total interest bearing liabilities     $ 68,285       1,386          4.06%         $ 63,026        1,740        5.52%
                                       --------     -------          -----         --------      -------        -----


NON-INTEREST BEARING
LIABILITIES AND EQUITY
----------------------

Checking                                  8,382                                       8,080
Other liabilities                           419                                         336
Equity                                    5,168                                       3,828
                                       --------                                    --------
Total liabilities and equity           $ 82,254                                    $ 75,270
                                       ========                                    ========

Net Interest/Spread                                 $ 1,469          2.90%                       $ 1,392        2.80%
                                                    =======          =====                       =======        =====

Net interest margin                                                  3.58%                                      3.70%
                                                                     =====                                      =====


PROVISION FOR LOAN LOSSES

     The provision for loan losses was $60,000 and $120,000, respectively, for the three-month and six-month periods ended December 31, 2001 and $60,000 and $125,000 for the same periods in 2000. Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to address probable incurred losses. Net charge-offs of $53,927 have been recorded for the three-month period ended December 31, 2001, compared to $123,865 of net charge-offs for the same period in 2000. Net charge-offs of $54,223 have been recorded for the six-month period ended December 31, 2001, compared to $183,623 of net charge-offs for the same period in 2000. The allowance for loan losses was $692,000 or 1.08% of gross loans as of December 31, 2001, compared to $627,000 or .98% of net loans at June 30, 2001.

     We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available or as future events change.

     About 96% of our customer base consists of American Airlines pilots and their family members. Although this customer base had historically relatively stable employment and sources of income, the recent terrorist attacks on the United States have adversely affected the airline industry and caused unprecedented operating losses. In September 2001, American Airlines announced layoffs of approximately 20,000 employees as a result of reduced air travel following the attacks. Other carries also announced layoffs of thousands of employees in response to the downturn in air travel. As a result of these events the stability of the employment and income of airline pilots has been adversely affected. These layoffs could negatively affect the ability of our customers to repay their loans, although the effect of the layoffs on our loan delinquencies and loan losses cannot be identified with reasonable certainty at this time. As a result of these events, we may have higher loan delinquencies and defaults in future periods. At December 31, 2001, our delinquent loans past due 60 days or more was .10% of our loan portfolio compared to .03% at June 30, 2001.


NON-INTEREST INCOME

     Non-interest income remained relatively stable over all periods presented. Non-interest income for the three-month periods ended December 31, 2001 and 2000 was $196,000 and $187,000, respectively, and for the six-month periods were $391,000 and $380,000.


NON-INTEREST EXPENSE

     Non-interest expense for the three-month period ended December 31, 2001, was $723,000, an increase of $53,000, or 8%, compared to the same period in 2000 and was $1,488,000 for the six-month period ended December 31, 2001, an increase of 18% from the same period in 2000. For the six-month period ended December 31, 2001, compensation and employee benefits increased 21%, occupancy and equipment expense decreased 14%, data processing expense increased 13% and other non-interest expense increased 32.5% over the same period in 2000. As a result of rising insurance premiums for health care coverage, additional qualified participants in the pension plan and an increase in staff, compensation and benefits expenses have risen over the three month and six month period ending 2001. The decline in occupancy and equipment expense is a result of a number of fixed assets becoming fully depreciated during 2001 year. Data processing expenses and other non-interest expense increased in the year 2001 as a result of adding and updating systems for the conversion from a credit union to a bank as well as conference and consulting services associated with the conversion.

INCOME TAXES

     Due to credit unions being not-for-profit organizations, we were not subject to federal or state income taxes during 2000 and during the first eight months of 2001. The provision for income taxes for the three-month period ended December 31, 2001 was $68,000. For the six months ended December 31, 2001 a net tax benefit of $135,000 that was recorded. As a result of the change in tax status and in accordance with Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company recorded a net deferred tax asset in the amount of $205,000 on September 1, 2001. The recording of the deferred tax asset was reflected as an income tax benefit on our income statement.


REGULATORY CAPITAL REQUIREMENTS

     Pursuant to the federal law the Bank must meet three separate minimum capital ratio requirements. As of December 31, 2001, the Bank had core capital , Tier I risk-based and risk-based ratios of 11.25%, 13.93% and 14.91% compared to well capitalized requirements of 5.00%, 6.00% and 10.00%, respectively.


LIQUIDITY

     Liquidity management refers to the ability to generate sufficient cash to fund current loan demand; meet deposit withdrawals and pay operating expenses. The Company relies on various funding sources in order to meet these demands. Primary sources of funds include interest-earning balances with other financial institutions, money market mutual funds, proceeds from principal and interest payments on loans as well as the ability to borrow against marketable securities. At December 31, 2001, the Bank had $14.7 million in cash and cash equivalents that could be used for its funding needs. Cash and cash equivalents decreased by $1 million from the same period in 2000 and securities available for sale increased to $1.3 million and time deposits with other institutions increased $2.5 million in 2001.

                           Part II - Other Information

     As of December 31, 2001, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1  -  Legal Proceedings - Not Applicable.
           -----------------

Item 2  -  Changes in Securities - Not Applicable.
           ---------------------

Item 3  -  Defaults upon Senior Securities - Not Applicable.
           -------------------------------

Item 4  -  Submission of Matters to a vote of Security Holders - Not Applicable
           ---------------------------------------------------

Item 5  -  Other Information  - Not Applicable
           -----------------

Item 6  -  Exhibits and Reports on Form 8-K - Not Applicable
           --------------------------------

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Allied First Bancorp, Inc.
                                           Registrant


Date:    February 14, 2002                 /s/ Kenneth L. Bertrand
         -----------------                 -------------------------------------
                                           Kenneth L. Bertrand
                                           President and Chief Executive Officer




Date:    February 14, 2002                 /s/ Brian K. Weiss
         -----------------                 -------------------------------------
                                           Brian K. Weiss
                                           Chief Financial Officer