Form 10KSB
period 2002-06-30
ALLIED FIRST BANCORP INC
filed 2002-09-30
CIK 1158865

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended June 30, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ________________ to ________________

                         Commission File Number 1-16763

                           ALLIED FIRST BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Maryland                                        36-4482786
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                     Identification Number)

387 Shuman Blvd., Suite 120W, Naperville, Illinois          60563
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   Zip Code

       Registrant's telephone number, including area code: (630) 778-7700

                          ----------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days. YES  X   NO     .
                                       ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     As of September 4, 2002, the Registrant had 608,350 shares of Common Stock issued and outstanding.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of September 4, 2002 was $5.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE
      PART II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 2002. PART III of Form 10-KSB - Proxy
               Statement for 2002 Annual Meeting of Stockholders.

                                     PART I

Item 1.   Description of Business

                                    BUSINESS

General.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. A number of the matters and subject areas discussed in this annual report that are historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the actual future experience of Allied First Bancorp, Inc. involving any one or more of these matters and subject areas. Allied First Bancorp, Inc. has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from Allied First Bancorp, Inc.'s current expectations regarding the relevant matter or subject area. These risks and uncertainties include, but are not limited to, changes in economic conditions in Allied First Bancorp, Inc.'s market area, changes in policies by regulatory agencies, fluctuations in interest rates, and demand for loans in Allied First Bancorp, Inc.'s market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected, or described from time to time in Allied First Bancorp, Inc.'s reports filed with the U.S. Securities and Exchange Commission and disseminated by Allied First Bancorp, Inc. in press releases. This annual report speaks only as of its date, and Allied First Bancorp, Inc. disclaims any duty to update the information herein.

     The following discussion is intended to assist in understanding the financial condition and results of operations of Allied First Bancorp, Inc. and Allied First Bank. The discussion and analysis does not include any comments relating to Allied First Bancorp, Inc., since Allied First Bancorp, Inc. has no significant operations.

     Allied  First  Bank's  results of  operations  depend  primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Allied First Bank's results of operation also are affected by the level of its noninterest income and noninterest expenses and income tax expense.

     Allied First Bancorp, Inc. Allied First Bancorp, Inc. was formed in September, 2001, by Allied First Bank. The acquisition of Allied First Bank by Allied First Bancorp, Inc. was consummated on December 27, 2001, in connection with Allied First Bank's conversion from the mutual to stock form.

     The executive offices of Allied First Bancorp, Inc. are located at 387 Shuman Boulevard, Suite 120W, Naperville, Illinois 60563, and its telephone number at that address is (630) 778- 7700.

     The activities of Allied First Bancorp, Inc. have generally been limited to investment in the stock of Allied First Bank. Unless otherwise indicated, all activities discussed below are of Allied First Bank.

     Allied First Bank. Allied First Bank's predecessor, the Allied Pilots Association Federal Credit Union, was established in 1994. The credit union was formed to serve the current and former members of the Allied Pilots Association (which consists of pilots of American Airlines) and their family members. As a credit union, Allied Pilots Association Federal Credit Union was legally restricted to serve only customers who shared a "common bond" such as the pilots and their family members. Unless the context otherwise requires, references to Allied First Bank for the period before September 1, 2001 shall include Allied Pilots Association Federal Credit Union.

     In 1998, the Credit Union Membership Access Act was enacted by the United States Congress. This legislation imposed new capital requirements on all federally insured credit unions by requiring all credit unions to maintain a 7% net worth capital ratio. Any credit union not meeting this well capitalized standard is required to allocate a percentage of its earnings to restricted capital in each calendar quarter in order to meet the requirement. In addition, any credit union with less than 6% is not considered adequately capitalized and is required to submit a net worth restoration plan.

     Allied Pilots Association Federal Credit Union did not meet the new capital requirements due to its recent organization in 1994, although it had continued to increase its capital every year since its founding in accordance with the approval conditions imposed by the National Credit Union Administration when its charter was granted. As a credit union, however, it could only increase its capital ratio through retained earnings or by reducing assets. In management's opinion, neither of these options would provide a capital base sufficient to support the long term growth of the institution. After reviewing its strategic options, including remaining a credit union, the board of directors determined that converting to a mutual savings bank would be the first step to addressing the problem of capital inadequacy since a mutual savings bank could raise capital by converting to stock form. Therefore, after receiving the necessary membership and regulatory approvals, on September 1, 2001, Allied Pilots Association Federal Credit Union converted to Allied First Bank, sb.

     Our historical principal business consists of attracting retail deposits from the members of the credit union and investing those funds primarily in consumer loans. Our revenues are derived principally from interest on loans. We also generate revenue from fees and other income. Allied First Bank now serves the general public rather than being limited to serving only the pilots of American Airlines and their family members.

     We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, non-interest bearing demand deposit accounts and time deposit accounts with varied terms ranging from three months to 60 months. We have historically solicited deposits from our members, the largest concentration of which reside in the States of California, Florida, Illinois and Texas, through direct mailings and over the Internet.

Lending Activities.

     Market Area. As a credit union with a membership base not located in any one geographic area, we did not service any one market area, although about 10% of our members reside in Illinois. We intend to continue to increase our community presence, as well as to serve the former members of Allied Pilots Association Federal Credit Union, by offering a variety of financial services to meet the needs of our customers. We are headquartered in Naperville, Illinois, and have one banking office.

     Historically, due to the geographic dispersion of our customer base, we have offered our products and services through such delivery channels as direct payroll deposit, debit cards, credit cards, 24 hour telephone access, home banking and access through automated teller machines located worldwide. Due to the nature of our historical customer base, we have very limited walk- in traffic and would expect that to continue in the near future until we establish a presence in the community.

     General. Our loans carry either a fixed or an adjustable rate of interest. We originate a variety of consumer loans including automobile and recreational vehicle loans, unsecured lines of credit, signature loans, credit cards loans, home equity loans and mortgage loans. When we originate a mortgage, we typically sell the loans servicing released and without recourse immediately after funding. Currently, these loans are sold to one investor and underwritten by the investor pursuant to Freddie Mac or Fannie Mae guidelines. However, during the 2002 fiscal year we started to retain a portion of the loans in our portfolio. We retain loans within our DuPage County market area for Community Reinvestment Act purposes as well as outside our market area where retention is needed for asset/liability management purposes. In determining whether to retain loans we consider, among other things, the interest rate environment, our liquidity levels, geographical diversity and balance sheet management. The maximum loan to value ratio of any retained loan will not exceed 95% and loans with a loan to value ratio in excess of 80% will require private mortgage insurance. We do originate home equity lines of credit for our portfolio and such loans carry an adjustable rate of interest. We also originate home equity loans for our portfolio and such loans carry a fixed rate of interest. We do not originate commercial loans or commercial real estate loans. However, we do have participations in commercial loans that are secured by aircraft. Mortgage loans generally have a longer term amortization, with principal and interest due each month, than other types of loans. At June 30, 2002, our net loan portfolio totaled $66.9 million, which constituted 76.7% of our total assets.

     As an Illinois savings bank we are generally entitled to lend up to 25% of our unimpaired capital and surplus to any one borrower at a time. The maximum amount which we could have loaned to any one borrower and the borrower's related entities at June 30, 2002 was $2.5 million. At June 30, 2002, we had no loans or group of loans to related borrowers with outstanding balances in excess of this amount. Our five largest lending relationships at June 30, 2002 were as follows:
(i) a $493,00 fixed rate loan secured by a first mortgage, (ii) a variable rate first mortgage with a $480,000 outstanding balance; (iii) a fixed rate note for a watercraft with a $349,000 outstanding balance; (iv) a commercial participation loan secured by an aircraft with a $338,000 balance; and (v) a commercial participation loan secured by an aircraft with a $295,000 outstanding balance. At June 30, 2002, all of these loans totaling $2.0 million in the aggregate were performing in accordance with their terms.

     The following table presents information concerning the composition of Allied First Bank's loan portfolio in dollar amounts and in percentages as of the dates indicated.


                                                                                        June 30,
                                                         -------------------------------------------------------------------

                                                                          2002                           2001
                                                         -------------------------------------------------------------------

                                                              Amount               Percent    Amount              Percent
                                                                                 (Dollars in Thousands)
Loans:
   Vehicle..............................................     $ 14,678               21.75%   $  17,140             26.73%
   Airplane.............................................        2,650                3.93%       3,136              4.89
   Boat.................................................        4,304                6.38%       4,833              7.54
   Signature............................................        5,225                7.74%       5,913              9.22
   Lines of credit......................................        9,268               13.73%      11,118             17.34
   Deposit secured......................................          112                0.17%         228               .35
   Home equity..........................................       20,642               30.59%      16,072             25.06
   Commercial participation loans (aircraft)............        2,096                3.11%         ---               ---
   First mortgages......................................        2,939                4.36%         ---               ---
   Credit card..........................................        5,566                8.24%       5,682              8.87
                                                             --------              ------     --------             -----
         Total  Loans...................................       67,480              100.00%      64,122            100.00%
                                                                                   ======                         ======
Less allowance for loan losses..........................         (656)                            (627)
Net deferred loan costs.................................           88                               54
                                                             --------                         --------

         Net Loans                                           $ 66,912                         $ 63,549
                                                             ========                         ========

     The following table shows the composition of Allied First Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                                        June 30,
                                                         -------------------------------------------------------------------

                                                                          2002                           2001
                                                         -------------------------------------------------------------------

                                                              Amount               Percent    Amount              Percent
                                                                                 (Dollars in Thousands)


Fixed-rate loans:
----------------
Vehicle...........................................           $  14,678              21.75%    $ 17,140             26.73%
Airplane..........................................               2,045               3.03        2,352              3.67
Boat..............................................               2,761               4.09        2,912              4.54
Signature.........................................               5,225               7.74        5,913              9.22
Lines of credit...................................               6,590               9.77        8,733             13.62
Deposit secured...................................                 112               0.17          228              0.35
Home equity.......................................               4,951               7.34        3,935              6.14
Commercial participation loans (aircraft).........               2,096               3.11
First mortgages...................................               2,939               4.36
Credit card.......................................               5,567               8.25        5,682              8.86
                                                             ---------             -------    --------            ------
  Total fixed-rate loans..........................             46,964               69.60       46,895             73.13

Adjustable-rate loans:
Airplane..........................................                605                0.90%         784              1.22
Boat..............................................              1,543                2.29        1,921              3.00
Lines of credit...................................              2,678                3.97        2,385              3.72
Home equity.......................................             15,690               23.25       12,137             18.93
                                                             --------              ------     --------            ------

   Total adjustable-rate loans....................             20,516               30.40       17,227             26.87
                                                             --------              ------     --------            ------
   Total gross  loans.............................             67,480              100.00%      64,122            100.00%
                                                                                   ======                         ======

Net deferred loan costs...........................                 88                               54
Allowance for loan losses.........................               (656)                            (627)
                                                             --------                         --------
   Total loans receivable, net....................           $ 66,912                         $ 63,549
                                                             ========                         ========


     The following schedule illustrates the contractual maturity of Allied First Bank's loan portfolio at June 30, 2002. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                      Lines            Home            Partici-
                                                                        of   Deposit  Equity   First    pation   Credit
                                 Vehicle  Airplane   Boat Signature   Credit Secured    (1)  Mortgages   Loans   Card(2)   Total
                                 -------  --------   ---- ---------   ------ -------  ------ --------- --------  -------   -----
                                                                          (In Thousands)
Amounts due:
One year or less..............   $ 5,753   $  632   $1,071   $2,181   $2,822   $ 36   $ 1,000   $   51   $  250   $5,567  $19,563
Over one year to five years...     8,861    1,623    2,650    2,972    6,401     76     3,052    1,003    1,000      ---   27,638
Over five years...............        64      395      583       72       45    ---    16,589    1,685      846      ---   20,279
                                 -------   ------   ------   ------   ------   ----   -------   ------   ------   ------  -------
Total amount due..............   $14,678   $2,650   $4,304   $5,225   $9,268   $112   $20,641   $2,939   $2,096   $5,567  $67,480
                                 =======   ======   ======   ======   ======   ====   =======   ======   ======   ======  =======

Net deferred loan costs.......                                                                                                 88
                                                                                                                          -------
Allowance for loan losses.....                                                                                               (656)
                                                                                                                          -------

Loans receivable, net.........                                                                                            $66,912
                                                                                                                          =======

Due after one year:
Adjustable rate...............   $   ---   $  506   $1,341   $  ---   $1,195   $---   $15,670   $  712   $  ---   $  ---  $20,144
Fixed rate....................     8,925    1,512    1,892    3,044    4,531     76     3,971    1,976    1,846      ---   27,773
                                 -------   ------   ------   ------   ------   ----   -------   ------   ------   ------  -------

Total.........................   $  8,925  $2,018   $3,233   $3,044   $6,446   $ 76   $19,641   $2,688   $1,846   $  ---  $47,917
                                 ========  ======   ======   ======   ======   ====   =======   ======   ======   ======  =======

----------------

(1) Includes home equity loans of $15.6 million which require interest only payments for fifteen years and then converts to a fifteen year amortization schedule.
(2) Credit card repayment terms require a minimum payment of 2.2% of the balance or $15, whichever is greater. Due to the revolving credit arrangement, all amounts shown are due in one year or less.


     Of our total gross loans of $67.5 million at June 30, 2002, approximately $47.0 million have fixed rates of interest and approximately $20.5 million have adjustable rates of interest.

     Consumer Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. At June 30, 2002, our total loan portfolio was composed of consumer loans totaling $62.5 million. We offer a variety of secured and unsecured consumer loans, including automobile and recreational vehicle, recreational boat and airplane loans, home equity loans, mortgage loans, lines of credit and signature loans, credit card loans, and loans secured by savings deposits.

     A significant component of our consumer lending are loans secured by vehicles (automobiles and recreational vehicles), boats, and airplanes. At June 30, 2002, our vehicle loans totaled $14.7 million or 21.8% of our gross loan portfolio, our boat loans totaled $4.3 million or 6.4% of our gross loan portfolio, and our airplane loans totaled $4.7 million or 7.0% of our gross loan portfolio. Boat and airplane loans have a maximum term of six years for fixed rate loans and 12 years for variable rate loans. Loan to value ratios for boats and airplanes are up to 90% of the sales price. Vehicle loans may be written for up to six years and usually have fixed rates of interest. Loan to value ratios for vehicle loans are up to 100% of the sales price for new vehicles and up to 100% of the value on used vehicles, based on valuation from official guides. We originate such loans only on a direct basis, where Allied First Bank extends credit directly to the borrower. We require the collateral for these loans to be insured and Allied First Bank to be listed as the loss payee on the insurance policy.

     Another significant component of our consumer lending are our home equity loans and home equity lines of credit. Home equity loans secured by second mortgages, together with all prior liens, may have a loan-to-value ratio of up to 125% of the appraised value. These loans are limited to amounts of up to $100,000 in the case of loans with loan-to-value ratios in excess of 80%, have terms of up to 15 years and fixed rates of interest. Our home equity lines of credit may have a loan-to-value ratio of up to 125% of the appraised value. Generally, home equity lines of credit have a 15 year draw period and a repayment period of 15 years. Home equity lines of credit that have a loan-to-value ratio of 80% or less have a variable-rate of interest equal to 0.025% below the prime rate of interest as reported in the Wall Street Journal. Home equity lines of credit that have a loan-to-value ratio above 80% have a variable-rate of interest equal to 2.75% above the prime rate of interest as reported in the Wall Street Journal. Allied First Bank does not require a borrower to obtain private mortgage insurance on home equity loans or home equity lines of credit. These loans generally contain a "due on sale" clause allowing us to declare the unpaid principal due and payable upon sale of the security property. At June 30, 2002, home equity loans and lines of credit totaled $20.6 million or 30.6% of our gross loan portfolio. At June 30, 2002, we had a commitment to fund an aggregate of $8.3 million in home equity lines of credit.

     We also originate unsecured revolving lines of credit and signature (personal) loans. Unsecured revolving lines of credit and signature loans are made to borrowers for a variety of personal needs. Unsecured revolving lines of credit are usually limited to a maximum of three times the borrower's monthly gross income. These loans usually have fixed rates but permit the institution to increase or decrease the interest rate upon 30 days advance notice. Any increase or decrease will apply only if there is a subsequent draw. Management reviews the loan file periodically to determine whether the line should remain active.
Signature loans are also unsecured and are usually limited to a maximum of $50,000. Signature loans may be written for up to five years and usually have fixed rates of interest. At June 30, 2002, unsecured revolving lines of credit and signature loans totaled $9.3 million or 13.7% of our gross loan portfolio and $5.2 million or 7.7% of our gross loan portfolio, respectively. At June 30, 2002, we had a commitment to fund an aggregate of $31.8 million in lines of credit.

     Allied First Bank also originates credit card loans through its participation as a Master Card issuer. The interest rate currently charged by Allied First Bank on its credit card loans ranges from 12.3% to 14.9%, and we are permitted to change the interest rate on 30 days advance notice. The processing of bills and payments is contracted to an outside service provider. At June 30, 2002, we had a commitment to fund an aggregate of $18.9 million in credit card loans, which represented the aggregate credit limit on credit cards, and had $5.6 million of credit card loans outstanding, representing 8.3% of our gross loan portfolio.

     Consumer loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobile and recreational vehicles, boats and airplanes. In these cases, any repossessed collateral from a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

     Loan Originations, Sales and Repayments

     We originate loans through employees located at our office. Referrals from our current customer base and advertisements are also an important source of loan originations. We do not currently use real estate brokers, mortgage loan brokers and builders, but may do so in the future. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans. Demand is affected by competition and the interest rate environment. We occasionally purchase participation interests in loans with other financial institutions. In determining whether to purchase interests in these loans, we consider, among other things, the interest rate envrionment, our liquidity levels and balance sheet management.

     The following table shows the loan origination and repayment activities of Allied First Bank for the periods indicated.


                                                              Years Ended
                                                               June 30,
                                                        ------------------------

                                                           2002          2001
                                                        ------------------------
                                                             (In Thousands)

Total loans, beginning of year................            $63,549       $65,211
                                                          -------       -------

Originations by type:
Adjustable rate:
  Home equity.................................              7,377         3,223
  Airplane....................................                198           599
  Boat........................................                521           434
  Lines of credit.............................              2,026             7
  First mortgages.............................                770           ---
                                                          -------       -------
    Total adjustable rate.....................             10,892         4,263
                                                          -------       -------
Fixed rate:
  First mortgages.............................             16,082        25,662
  Vehicle.....................................             10,736         7,795
  Airplane....................................              1,203           544
  Boat........................................              1,860         1,546
  Signature...................................              6,860         6,507
  Lines of credit.............................              6,475           433
  Deposit secured.............................                118           267
  Home equity.................................              3,192         2,397
  Commercial participation loans  (aircraft)..              2,124           ---
  Credit card.................................             34,529        42,262
                                                          -------       -------
    Total fixed-rate..........................             83,179        87,413
                                                          -------       -------
    Total loans originated....................             94,071        91,676

Sales and repayments:
  Principal repayments........................            (76,821)      (67,700)
  First mortgages sold........................            (13,893)      (25,662)
                                                          -------       -------
    Total sales and repayments................            (90,714)      (93,362)
                                                          --------      -------

Changes in net deferred loan costs                             34           (27)

Changes in allowance for loan losses                          (28)           51
                                                          -------       -------

Net loan activity                                           3,363        (1,662)
                                                          -------       -------

  Total loans, end of year....................            $66,912       $63,549
                                                          =======       =======

Asset Quality

     When a borrower fails to make a payment on a loan on or before the default date, we mail a delinquency notice to the borrower when the loan is 10 days past due. When the loan is 20 days past due, we mail a subsequent delinquent notice to the borrower. All delinquent accounts are reviewed by loan personnel, who attempt to cure the delinquency by contacting the borrower once the loan is 30 days past due. If the loan becomes more than 30 days delinquent, the collector will generally contact by phone or send a personal letter to the borrower in order to identify the reason for the delinquency. Once the loan becomes more than 30 days delinquent, contact with the borrower is made typically by requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. If an acceptable repayment plan has not been agreed upon, loan personnel will generally refer the account to a collection agency or in the case of a loan secured by real estate to legal counsel, with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower a period of time to bring the account current.

     Delinquent Loans. The following table sets forth our loans delinquent 60 - 89 days past due and 90 days and over past due by type, number, amount and percentage of type at June 30, 2002.


                                                                    Total Loans Delinquent
                                         60 to 89 days past due      90 days and over past due           60 Days and Over
                                      --------------------------     --------------------------     --------------------------
                                                         Percent                        Percent                        Percent
                                                         of Loan                        of Loan                        of Loan
                                      Number   Amount   Category     Number   Amount   Category     Number   Amount   Category
                                      ------   ------   --------     ------   ------   --------     ------   ------   --------
                                                                      (Dollars in Thousands)
Vehicle.........................         1      $ 4      0.03%        ---      ---      ----%         1       $  4       0.03%
Airplane........................       ---      ---      ----         ---      ---      ----          0       ----       ----
Boat............................       ---      ---      ----         ---      ---      ----          0       ----       ----
Signature.......................       ---      ---      ----           2       61      1.17          2         61       1.17
Lines of credit.................       ---      ---      ----         ---      ---      ----          0       ----       ----
Deposit secured.................       ---      ---      ----         ---      ---      ----          0       ----       ----
Home equity.....................       ---      ---      ----         ---      ---      ----          0       ----       ----
Commercial participation loans
(aircraft)......................       ---      ---      ----         ---      ---      ----          0       ----       ----
First Mortgages.................       ---      ---      ----         ---      ---      ----        ---       ----       ----
Credit card.....................       ---      ---      ----           1       10      0.18          1         10       0.18
                                       ---      ---                   ---      ---                  ---       ----
Total...........................         1      $ 4      0.01%          3      $71      0.11%         4       $ 75       0.11%
                                       ===      ===                   ===      ===                  ---       ====       =====


     Non-Performing Assets. The table below sets forth the amounts and categories of non- performing assets in our loan portfolio. Non-performing assets consist of non-accrual loans, accruing loans past due 90 days and more, and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and more past due. Generally, all loans past due 90 days and more are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.

     Foreclosed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at the lower of their estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses. At all dates presented, we had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.


                                                               At June 30,
                                                      --------------------------
                                                          2002            2001
                                                      --------------------------
                                                        (Dollars in Thousands)
Non-accruing loans:
   Vehicle......................................      $     ---       $       2
   Airplane.....................................            ---             ---
   Boat.........................................            ---             ---
   Signature....................................             61             ---
   Lines of credit..............................            ---             ---
   Deposit secured..............................            ---             ---
   Home equity..................................            ---             ---
   Commercial participation loans (aircraft)....            ---
   First mortgages..............................            ---
   Credit cards.................................             10               8
                                                      ---------       ---------
     Total......................................             71              10
                                                      ---------       ---------

Accruing loans past due 90 days and over:
   Vehicle......................................            ---             ---
   Airplane.....................................            ---             ---
   Boat.........................................            ---             ---
   Signature....................................            ---             ---
   Lines of credit..............................            ---             ---
   Deposit secured..............................            ---             ---
   Home equity..................................            ---             ---
   Commercial participation loans (aircraft)....            ---             ---
   First mortgages..............................            ---             ---
   Credit cards.................................            ---             ---
     Total......................................      $     ---             ---
                                                      ---------       ---------

Total non-performing loans......................      $      71              10
                                                      ---------       ---------

Foreclosed assets...............................            ---             ---
                                                      ---------       ---------

Total non-performing assets.....................      $      71       $      10
                                                      =========       =========

Allowance for loan losses.......................      $     656       $     627
                                                      =========       =========

Coverage of non-performing loans................         923.94%       6,270.00%
                                                      =========       =========

Non-performing assets as a percentage
          of total assets.......................           0.08%           0.01%
                                                      =========       =========
                                       12

     Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of June 30, 2002, there was also an aggregate of approximately $26,000 in signature loans, $6,000 in lines of credit and $21,000 in credit card balances with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

     Classified Assets. Regulations provide for the classification of loans and other assets, such as debt and equity securities considered by regulators to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Illinois Office of Banks and Real Estate and the FDIC, which may order the establishment of additional general or specific loss allowances.

     In connection with the filing of our periodic reports with the Illinois Office of Banks and Real Estate and the FDIC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at June 30, 2002, we had ten loans totalling $20,965 classified as substandard; $92,355 as doubtful and $21,356 as loss. The total amount of classified assets represented 1.34% of our equity capital and 0.15% of our total assets at June 30, 2002.

     Allowance for Loan Losses. We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the ratio analysis and specific allowances for identified problem loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

     The allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Loans past due 60 days or more are evaluated individually and loans less than 60 days past due are evaluated in pools. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience as well as factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

     The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan. Management reviews these conditions monthly. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the loss related to this condition is reflected in the unallocated allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

     Management also evaluates the adequacy of the allowance for loan losses based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. For all specifically reviewed loans for which it is probable that Allied First Bank will be unable to collect all amounts due according to the terms of the loan agreement, Allied First Bank determines impairment by computing a fair value either based on discounted cash flows using the loan's initial interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans that are collectively evaluated for impairment and are excluded from specific impairment evaluation, and their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

     Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a monthly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. In addition, management's determination as to the amount of our allowance for loan losses is subject to review by the Illinois Office of Banks and Real Estate and the FDIC, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination of Allied First Bank.

     At June 30, 2002, our allowance for loan losses was $656,000 or .97% of the total loan portfolio and approximately 923.9% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb probable incurred loan losses in our loan portfolio.

     The following table sets forth an analysis of our allowance for loan losses.


                                                                           Years Ended June 30,
                                                                     ---------------------------------
                                                                            2002           2001
                                                                     ----------------- ---------------
                                                                          (Dollars in Thousands)
Total gross loans outstanding (at end of period)...............            $67,480         $ 64,122
                                                                           =======         ========

Average total loans outstanding................................            $65,845         $ 64,889
                                                                           =======         ========

Allowance for loan losses, beginning of period.................            $   627         $    678

Loan charge-offs:
   Vehicle.....................................................                ---                3
   Airplane....................................................                ---               90
   Boat........................................................                ---              ---
   Signature...................................................                 85              143
   Lines of credit.............................................                103               30
   Credit cards................................................                 56               65
   Home equity.................................................                ---              ---
   Home extra equity...........................................                ---              ---
   First mortgage..............................................                ---              ---
   Deposit secured.............................................                ---              ---
                                                                           -------         --------
        Total loan charge-offs.................................                244              331
                                                                           -------         --------

Loan recoveries:
   Vehicle.....................................................                  3                1
   Airplane....................................................                ---                6
   Boat........................................................                ---              ---
   Signature...................................................                  5               11
   Lines of credit.............................................                 26                2
   Credit cards................................................                  4                4
   Home equity.................................................                ---              ---
   Home extra equity...........................................                ---              ---
   First mortgage..............................................                ---              ---
   Deposit secured.............................................                ---              ---
                                                                           -------         --------
        Total loan recoveries..................................                 38               24
                                                                           -------         --------

Net loan charge-offs...........................................                206              306
Provision charged to operations................................                235              254
                                                                           -------         --------

Allowance for loan losses, end of period.......................            $   656         $    627
                                                                           =======         ========

Ratio of net loan charge-offs during the period
   to average loans outstanding................................               0.31%            0.47%
                                                                           =======         ========

Provision as a percentage of average loans.....................               0.36%            0.39%
                                                                           =======         ========

Allowance as a percentage of total gross loans.................               0.97%            0.98%
                                                                           =======         ========


     The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.



                                                                  At June 30,
                                  ----------------------------------------------------------------------
                                               2002                              2001
                                  ----------------------------------------------------------------------

                                                   Percent of                             Percent of
                                                    Loans in                               Loans in
                                                      Each                                   Each
                                                    Category                               Category
                                                    to Total                               to Total
                                      Amount       Gross Loans           Amount           Gross Loans
                                  ----------------------------------------------------------------------
                                                           (Dollars in Thousands)
Vehicle..........................     $   15          21.73%            $    17              26.73%

Airplane.........................         85           3.92%                134               4.89%

Boat.............................         15           6.37%                  7               7.54%

Signature........................        206           7.73%                222               9.22%

Lines of credit..................         93          13.72%                 81              17.34%

Credit cards ...................          85           8.24%                 44               8.87%

Home equity......................         85          30.65%                 80              25.06%

First mortgage...................          7           4.37%                ---              -----

Deposit secured..................        ---           0.17%                ---               0.35%

Participation loans..............         52           3.10%                ---                ---

Unallocated......................         13            ---                  42                ---
                                                                        -------

   TOTAL                              $  656         100.00%            $   627             100.00%
                                      ======         ======             =======             ======


Investment Activities

     Allied  First  Bank is  authorized  to  invest in  various  types of liquid assets, including obligations of, or guaranteed by the United States or the State of Illinois, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers'
acceptances, repurchase agreements and federal funds. Subject to various restrictions, Illinois savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings bank is otherwise authorized to make directly.

     The President of Allied First Bank has the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the executive committee. The President considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

     The current objectives of any future investment portfolio would be to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.

     At June 30, 2002, we had $1.5 million in Federal Home Loan Bank stock and $6.3 million in mortgaged-backed securities insured by Fannie Mae and Freddie Mac.

     The following table sets forth the contractual maturities of Allied First Bancorp, Inc.'s mortgage-backed securities based on amortized cost at June 30, 2002. Not considered in the preparation of the table below are the effects of prepayments, periodic principal repayments and the adjustable-rate nature of the instruments.




                                                                            At June 30, 2002
                       -------------------------------------------------------------------------------------------------------------
                       One Year or Less   One to Five Years    Five to 10 Years    Beyond 10 Years       Total Investment Securities
                       ----------------   -----------------    ----------------    ---------------       ---------------------------
                               Annualized          Annualized         Annualized           Annualized                     Annualized
                                Weighted            Weighted           Weighted             Weighted            Approximate Weighted
                      Carrying   Average   Carrying  Average Carrying   Average  Carrying    Average   Carrying    Market   Average
                        Value     Yield      Value    Yield    Value     Yield     Value      Yield      Value     Value     Yield
                        -----     -----      -----    -----    -----     -----     -----      -----      -----     -----     -----
Securities available
 for sale:
Mortgage-backed
 securities....       $     ---     ---   $    ---     ---   $    ---     ---     $6,358       5.13%    $6,358    $6,358     5.13%
                      ---------   -----   --------   -----   --------   -----     ------       ----     ------    ------     ----



     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. Statement of Financial Accounting Standards No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Allied First Bank does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

Sources of Funds

     General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investments and funds provided from operations.

     Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of time deposit accounts, savings, money market and demand deposit accounts. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. We solicit deposits in our market area and among our member pilots.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

     The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered at the dates indicated.




                                                                                        June 30,
                                                     ------------------------------------------------------------------------------

                                                                   2002                              2001
                                                     ------------------------------------------------------------------------------

                                                              Amount               Percent     Amount                Percent
                                                              ------               -------     ------                -------
                                                                                      (Dollars in Thousands)

Checking accounts..................................         $  8,655                11.28%    $  8,799                11.33%
Savings accounts...................................           12,331                16.07       12,554                16.17
Money market accounts..............................           37,445                48.81       37,486                48.29

Time deposits:

    0.00 to 4.84%..................................            8,210                10.70          165                 0.21
    4.85 to 5.60%..................................              989                 1.29        2,616                 3.37
    5.61 to 6.34%..................................            1,706                 2.22        3,818                 4.92
    6.35 to 7.09%..................................            4,524                 5.90        9,452                12.18
    7.10 to 7.80%..................................            2,859                 3.73        2,744                 3.53
                                                            --------               ------     --------               ------
Total time deposits................................           18,288                23.84       18,795                24.21
                                                            --------               ------     --------               ------
    Total deposits.................................         $ 76,719               100.00%    $ 77,634               100.00%
                                                            ========               ======     ========               ======


     The following table shows maturity information for Allied First Bank's time deposits as of June 30, 2002.


                                                  Amount Due For 12 Month Period Ended June 30,
                              -------------------------------------------------------------------------------------
                                      2003          2004          2005          2006          2007          Total
                                      ----          ----          ----          ----          ----          -----
                                                                    (In Thousands)
Interest Rate
0.00 - 4.84%..................      $  6,231       $   848       $   947        $  172         $  10         $8,210
4.85 - 5.60%..................           195           236           159           ---           400            989
5.61 - 6.34%..................            64           298           165           558            46          1,706
6.35 - 7.09%..................         3,344            89           549           542           ---          4,524
7.10 - 7.80%..................           202         1,255           534           868           ---          2,859
                                     -------         -----        ------        ------        ------          -----
  Total.......................       $10,612        $2,726        $2,353        $2,147          $456        $18,288
                                     =======        ======        ======        ======          ====        =======


     The following table indicates the amount of Allied First Bank's time deposits by time remaining until maturity as of June 30, 2002.


                                                                                 Maturity
                                                    --------------------------------------------------------------------------------
                                                                        Over       Over        Over
                                                         3 Months      3 to 6     6 to 12       12
                                                         or Less       Months     Months      months     Total
                                                    --------------------------------------------------------------------------------
                                                                          (In Thousands)

Certificates of deposit less than $100,000..........      $1,802       $2,774     $3,243      $5,030   $12,849

Certificates of deposit of $100,000 or more.........       1,367        1,119        308       2,645     5,439
                                                          ------        -----     ------      ------     -----

Total certificates of deposit.......................      $3,169       $3,893     $3,551      $7,675   $18,288
                                                          ======       ======     ======      ======   =======

     Borrowings. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds, and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. We have not historically used borrowings as a source of funds.

     We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our mortgage loans as well as mortgage backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. We also have a $4.0 million line of credit with LaSalle National Bank. At June 30, 2002 we had no borrowings from any source.

Subsidiary and Other Activities

     At June 30, 2002, Allied First Bancorp, Inc. had a single subsidiary, Allied First Bank.

Competition

     We face strong competition in originating real estate and consumer loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

     We attract all of our deposits through our single location. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community as well as where our customers reside in other parts of the United States, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. We offer products and services through a variety of delivery channels including direct payroll deposit, debit cards, credit cards, 24 hour telephone access, home banking and access through automated teller machines located worldwide. As of June 30, 2002, we held less than 1% of the deposits in our primary market area.

Employees

     At June 30, 2002, we had a total of 21 employees, including five part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.


                                   REGULATION

General

     Allied First Bank, as an Illinois chartered savings bank, is subject to extensive regulation and oversight by the Illinois Office of Banks and Real Estate and the FDIC as its primary Federal regulator, extending to all aspects of its operations. Allied First Bank also is subject to examination by the FDIC which insures the deposits of Allied First Bank to the maximum extent permitted by law. It is also subject to requirements established by the Federal Reserve Board. State chartered savings banks are required to file periodic reports with the Illinois Office of Banks and Real Estate and the FDIC and are subject to periodic examinations by the Illinois Office of Banks and Real Estate and the FDIC. The investment and lending authority of savings banks are prescribed by state and federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

Allied First Bancorp, Inc.

     Allied First Bancorp, Inc, is a bank holding company with the powers of a financial holding company. A bank holding company must obtain Federal Reserve Board approval before;

(i) acquiring, directly or indirectly, ownership of control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

     Additionally, a bank holding company may not, with certain exceptions, acquire direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or a bank holding company, or engage directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company, performing certain data processing operations; providing certain investment and financial advice, and leasing property on a full- payout, non-operating basis. As a financial holding company, Allied First Bancorp may also engage in insurance and securities underwriting. Allied First Bancorp has no current plans to engage in these activities, but may do so in the future.

     Further, under Federal Reserve Board policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy, the Federal Reserve Board may require, and has required in the past, a bank holding company to contribute additional capital to an undercapitalized subsidiary bank.

     The Federal Reserve Board has  established  capital  requirements  for bank holding companies that generally parallel the capital requirements for FDIC insured depository institutions banks. For bank holding companies with consolidated assets of less that $150 million, such as Allied First Bancorp, Inc., compliance is measured on a bank-only basis.

Allied First Bank

     The Illinois Office of Banks and Real Estate has extensive authority over the operations of Illinois savings banks. As part of this authority, Allied First Bank is required to file periodic reports with the Illinois Office of Banks and Real Estate and is subject to periodic examination by the Illinois Office of Banks and Real Estate and the FDIC, as its Federal regulator. When these examinations are conducted by the Illinois Office of Banks and Real Estate and the FDIC, the examiners may require Allied First Bank to provide for higher general or specific loan loss reserves. All savings institutions are subject to an annual assessment, based upon the savings bank's total assets, to fund the operations of the Illinois Office of Banks and Real Estate.

     The Illinois Office of Banks and Real Estate and the FDIC also have extensive enforcement authority over all Illinois savings banks, including Allied First Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the agencies. Except under certain circumstances, public disclosure of final enforcement actions by the FDIC is required.

     In addition, the investment, lending and branching authority of Allied First Bank is prescribed by Illinois and federal laws and it is prohibited from engaging in any activities not permitted by such laws. Allied First Bank is in compliance with the noted restrictions.

     Allied First Bank's general permissible lending limit for loans-to-one-borrower is equal to 25% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 30% of unimpaired capital and surplus). At June 30, 2002, Allied First Bank's lending limit under this restriction was $2.5 million. Allied First Bank is in compliance with the loans-to-one-borrower limitation.

     The FDIC, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC

     Allied First Bank is a member of the Bank Insurance Fund, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Savings Association Insurance Fund or the Bank Insurance Fund.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the Bank Insurance Fund will be less than the designated reserve ratio of 1.25% of Bank Insurance Fund insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC.

     Since January 1, 1997, the premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions has ranged from 0 to 27 basis points. However, Savings Association Insurance Fund and Bank Insurance Fund insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 2 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in the year 2017.

Regulatory Capital Requirements

     Federally insured savings banks, such as Allied First Bank, are required to maintain a minimum level of regulatory capital under Federal law. The FDIC has established capital standards, including a leverage ratio or Tier 1 capital requirement, a Tier 1 risked-based capital requirement and a risk-based capital requirement applicable to its regulated banks. The FDIC is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

     The capital standards require Tier 1 capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Tier 1 capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights and purchased credit card relationships, must be deducted from Tier 1 capital for calculating compliance with the requirement. At June 30, 2002, Allied First Bank had no intangible assets.

     At June 30, 2002, Allied First Bank had Tier 1 capital equal to $9.7 million, or 11.9% of adjusted total assets, which is $3.3 million above the minimum requirement of 4.0% in effect on that date.

     The FDIC also requires its regulated banks to maintain a Tier 1 risk-based capital ratio of 4%. At June 30, 2002, Allied First Bank had a Tier 1 risked based capital ratio of 13.6%, which was $6.9 million above the 4% requirement in effect on that date.

     The FDIC also requires its regulated banks to maintain total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The FDIC is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, a 50% risk weight has been assigned prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

     On June 30, 2002, Allied First Bank had total risk-based capital of $10.4 million and risk- weighted assets of $77 million; or total capital of 14.53% of risk-weighted assets. This amount was $4.7 million above the 8% requirement in effect on that date.

     The FDIC is authorized and, under certain circumstances, required to take certain actions against savings banks that fail to meet their capital requirements. The FDIC is generally required to take action to restrict the activities of an "undercapitalized institution," which is an institution with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and until such plan is approved by the FDIC may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The FDIC is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

     As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings bank that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered "significantly undercapitalized" must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes "critically undercapitalized" because it has a tangible capital ratio of 2.0% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the FDIC must be appointed as a receiver, or conservator, for a savings bank, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

     The FDIC is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the Illinois Office of Banks and Real Estate or the FDIC of any of these measures on Allied First Bank may have a substantial adverse effect on its operations and profitability.

Limitations on Dividends and Other Capital Distributions

     Under Illinois law, a savings bank may pay dividends without prior regulatory approval in an amount not exceeding its net profits in any one calendar year. Dividends in excess of such amount require approval of the Illinois Office of Banks and Real Estate. The savings bank may not pay dividends if it is under capitalized.

Community Reinvestment Act

     Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the FDIC, in connection with the examination of Allied First Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Allied First Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the FDIC. Allied First Bank has not yet been examined for Community Reinvestment Act compliance. Allied First Bank has submitted a strategic CRA plan with the FDIC and has not yet received approval as of June 30, 2002.

Transactions with Affiliates

     Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of Allied First Bank include Allied First Bancorp, Inc. and any company which is under common control with Allied First Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the FDIC. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms substantially the same as for loans to unaffiliated individuals.

Federal Securities Law

     The stock of Allied First Bancorp, Inc. is registered with the SEC under the Securities Exchange Act of 1934, as amended. Allied First Bancorp, Inc. will be subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

     Allied First Bancorp, Inc. stock held by persons who are affiliates of Allied First Bancorp, Inc. may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal stockholders. If Allied First Bancorp, Inc. meets specified current public information requirements, each affiliate of Allied First Bancorp, Inc. will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At June 30, 2002, Allied First Bank was in compliance with these reserve requirements. Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

     Allied First Bank is a member of the Federal Home Loan Bank of Chicago. It is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, Allied First Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Chicago. At June 30, 2002, Allied First Bank had $1.5 million in Federal Home Loan Bank stock, which was in compliance with this requirement. For fiscal year ended June 30, 2002, such dividends have averaged 5.68%.

     Under federal law the Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to low-and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of Federal Home Loan Bank stock in the future. A reduction in value of Allied First Bank's Federal Home Loan Bank stock may result in a corresponding reduction in Allied First Bank's capital.

     For the fiscal year ended June 30, 2002, Allied First Bank recorded $62,000 in dividends paid by the Federal Home Loan Bank of Chicago.

Federal Taxation

     General. Allied First Bancorp, Inc. and Allied First Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Allied First Bancorp, Inc. or Allied First Bank. On September 1, 2001, Allied Pilots Association Federal Credit Union converted its credit union charter to a state savings bank charter. Prior to the conversion, the institution was described in Internal Revenue Code Section 501(c)(14) and was not generally subject to corporate income taxation. Subsequent to the charter conversion, the institution is considered a financial institution described in Internal Revenue Code Section 581 and is subject to federal (generally 34%) corporate income taxes. The institution will compute certain items differently in calculating its taxable income than it will for computing income for financial statement purposes.
Common differences for a financial institution include but are not limited to the computation of bad debts, depreciation, accretion income and loan fees. Allied First Bank may also be subject to the corporate alternative minimum tax which is assessed at a 20% rate. For federal income tax purposes, Allied First Bank will report its income and expenses on the accrual method of accounting and use a fiscal year ending on June 30 for purposes of filing its federal income tax return.

     Allied First Bancorp, Inc. anticipates that it will file a consolidated federal income tax return with Allied First Bank commencing with the first taxable year after completion of the stock conversion. Accordingly, it is anticipated that any cash distributions made by Allied First Bancorp, Inc. to its stockholders would be considered to be taxable dividends and not as a non-taxable return of capital to stockholders for federal and state tax purposes.

     Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Allied First Bank has not been subject to the alternative minimum tax, nor do we have any such amounts available as credits for carryover.

     Corporate Dividends-Received Deduction. Allied First Bancorp, Inc. may eliminate from its income dividends received from Allied First Bank as a wholly owned subsidiary of Allied First Bancorp, Inc. if it elects to file a consolidated return with Allied First Bank. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

State Taxation

     For Illinois income tax purposes, the Bank is taxed at an effective rate equal to 7.18% of Illinois taxable income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations).

Item 2. Description of Properties
        -------------------------

     At June 30, 2002, Allied First Bancorp, Inc. had one office, 5,200 square feet, which it leases. The net book value of Allied First Bancorp, Inc.'s investment in equipment and fixtures, excluding computer equipment, was approximately $16,000 at June 30, 2002.

     Allied First Bancorp, Inc. believes that its current facilities are adequate to meet the present and immediately foreseeable needs of Allied First Bank and Allied First Bancorp, Inc.

     Allied First Bancorp, Inc. utilizes a third party service provider to maintain its data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by Allied First Bancorp, Inc. at June 30, 2002 was approximately $52,000.

Item 3.           Legal Proceedings
                  -----------------

     From time to time Allied First Bancorp, Inc. is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Allied First Bancorp, Inc. does not anticipate incurring any material liability as a result of such litigation.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2002.

                                     PART II

Item 5.           Market for Registrant's Common Equity and
                  Related Stockholder Matters
                  -----------------------------------------

     Page 41 of the Annual Report to Stockholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation
                  -------------------------------------------------

     Pages 4 through 18 of the Annual Report to Stockholders are herein incorporated by reference.

Item 7.           Financial Statements
                  --------------------

     The following information appearing in Allied First Bancorp, Inc.'s Annual Report to Stockholders is incorporated by reference.


                                                                                                           Pages in
                                                                                                            Annual
Annual Report Section                                                                                       Report
---------------------                                                                                      -------
Independent Auditors' Report...........................................................................       19
Consolidated Balance Sheets as of June 30, 2002 and 2001...............................................       20
Consolidated Statements of Income for the Years Ended June 30, 2002 and 2001...........................       21
Consolidated Statements of Changes in Stockholders' Equity for
   Years Ended June 30, 2002 and 2001..................................................................       22
Consolidated Statements of Cash Flows for Years Ended June 30, 2002
   and 2001............................................................................................       23
Notes to Consolidated Financial Statements.............................................................      24-30


     With the exception of the aforementioned information, Allied First Bancorp, Inc.'s Annual Report to Stockholders for the year ended June 30, 2002, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                  -------------------------------------------------

     There have been no changes in or disagreements with Allied First Bancorp, Inc.'s accountants on accounting or financial disclosure matters.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act
                  ----------------------------------------------

Directors
---------

     Information concerning Directors of Allied First Bancorp, Inc. is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers
------------------

     Information concerning Executive Officers of Allied First Bancorp, Inc. is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Compliance with Section 16(a)
-----------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires Allied First Bancorp, Inc.'s directors and executive officers, and persons who own more than 10% of a registered class of the Allied First Bancorp, Inc.'s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Allied First Bancorp, Inc.. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish Allied First Bancorp, Inc. with copies of all Section 16(a) forms they file.

     To Allied First Bancorp, Inc.'s knowledge, based solely on a review of the copies of such reports furnished to Allied First Bancorp, Inc. and written representations that no other reports were required, during the fiscal year ended June 30, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.          Executive Compensation
                  ----------------------

     Information concerning executive compensation is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management
                  ----------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

     During the fiscal year ended June 30, 2002, Allied First Bancorp, Inc. did not have any compensation plans or individual compensation arrangements under which equity securities of Allied First Bancorp, Inc. were authorized for issuance to employees or non-employees.

Item 12.          Certain Relationships and Related Transactions
                  ----------------------------------------------

     Information concerning certain relationships and related transactions is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.          Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a) Exhibits

        Regulation                                                                                    Reference to
            S-B                                                                                     Prior Filing or
          Exhibit                                                                                    Exhibit Number
          Number                                        Document                                    Attached Hereto
         --------                                      ----------                                  ----------------
           3(i)             Articles of Incorporation                                                      *

           3(ii)            Bylaws                                                                         *

             4              Instruments defining the rights of security holders,                           *
                            including debentures

            10              Material Contracts                                                             10
                            (a)  Employment Contract between
                                  Kenneth L. Bertrand and Allied First Bank
                            (b)  Deferred Compensation Plan No. 1                                          10.1
                                  Employment Agreement Deferring a Portion of Employee's Compensation

            13              Annual Report to Stockholders                                                  13

            21              Subsidiaries of Registrant                                                     21

            23              Consents of Experts and Counsel                                                23

            99              Section 906 Certifications Under the Sarbanes-Oxley                            99
                            Act of 2002

---------------

* Filed as exhibits to the Company's Form SB-2 registration statement filed on September 18, 2001 (File No. 333-69570) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

** Filed as an exhibit to the Company's Form SB-2/A filed on November 11, 2001 (File No. 333- 69570) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated by reference in accordance with
     Item 601 of Regulation B.


         (b) Reports on Form 8-K

         Allied First Bancorp, Inc. filed no reports on Form 8-K during the last quarter of the period covered by this Form 10-KSB.

Item 14.          Controls and Procedures
                  -----------------------

     Pages 17 through 18 of the Annual Report to Stockholders are herein incorporated by reference.

                                   SIGNATURES

         In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     September 27, 2002           ALLIED FIRST BANCORP, INC.


                                       By:      /s/ Kenneth L. Bertrand
                                                --------------------------------
                                                Kenneth L. Bertrand
                                                (Duly Authorized Representative)



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


By:  /s/ Kenneth L. Bertrand             By:  /s/ Brian K. Weiss
     ------------------------------           ----------------------------------
     Kenneth L. Bertrand, President           Brian K. Weiss
     and Chief Executive Officer              Vice President and Chief Financial
     (Principal Executive and Operating       Officer
     Officer)                                 (Chief Financial Officer and
                                              Accounting Officer)

Date:    September 27, 2002               Date:    September 27, 2002

By:      /s/ John G. Maxwell, Jr.         By:      /s/ William G. McKeown
         -------------------------                 --------------------------
         John G. Maxwell, Jr.                      William G. McKeown
         Chairman of the Board                     Director

Date:    September 27, 2002               Date:    September 27, 2002

By:      /s/ Frank K. Voris               By:      /s/ Brien J. Nagle
         --------------------------                --------------------------
         Frank K. Voris                            Brien J. Nagle
         Director                                  Director

Date:    September 27, 2002               Date:    September 27, 2002

By:      /s/ Paul F. Renneisen
         --------------------------
         Paul F. Renneisen
         Director

Date:    September 27, 2002

                              ALLIED FIRST BANCORP, INC.
                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Kenneth L. Bertrand, certify that:

1. I have reviewed this annual report on Form 10-KSB of Allied First Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during th period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing dat of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 27, 2002                   /s/ Kenneth L. Bertrand
                                           -------------------------------------
                                           Kenneth L. Bertrand
                                           President and Chief Executive Officer

                              ALLIED FIRST BANCORP, INC.
                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Brian Weiss, certify that:

1. I have reviewed this annual report on Form 10-KSB of Allied First Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     c) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during th period in which this annual report is being prepared;

     d) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing dat of this annual report (the "Evaluation Date"); and

     e)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  September 27, 2002                          /s/ Brian Weiss
                                                   -----------------------------
                                                   Brian Weiss
                                                   Chief Financial Officer