Form 10QSB
period 2002-09-30
ALLIED FIRST BANCORP INC
filed 2002-11-14
CIK 1158865

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                  Yes  X    No
                                     -----    -----

           Transitional Small Business Disclosure Format (check one):

                                  Yes       No  X
                                     -----    -----

State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:


As of October 31, 2002, there were 608,350 shares of the Registrant's common stock issued and outstanding.

                           Allied First Bancorp, Inc.

                                      INDEX
                                                                                                                     PAGE NO.


PART I.             FINANCIAL INFORMATION

Item 1.             Consolidated Condensed Financial Statements

                         Consolidated Balance Sheets at September 30, 2002 and June 30, 2002                             3

                         Consolidated Statements of Income and Comprehensive Income for the three months                 4
                         ended September 30, 2002 and 2001

                         Consolidated Statements of Cash Flows for the three months ended September 30,                  5
                         2002 and 2001

                         Notes to Consolidated Condensed Financial Statements                                            6

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations                7

Item 3.             Controls and Procedures                                                                             12

PART II.            OTHER INFORMATION

                    Items 1-6                                                                                           13

                    Signature Page                                                                                      14

                    10-QSB Certifications                                                                               15






                     PART I: FINANCIAL INFORMATION, Item 1.
                           Allied First Bancorp, Inc.
                                                             CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                                                           At                At
                                                                                                      September 30,        June 30,
                                                                                                              2002             2002
                                                                                                              ----             ----

ASSETS:
                   Cash and cash equivalents........................................................   $10,051,773      $7,363,100
                   Securities available for sale....................................................     8,739,337       6,357,945
                   Time deposits with other financial institutions..................................     3,634,418       4,427,403
                   Loans, net of allowance for loan losses of  $656,547 at
                        September 30, 2002 and  $655,633 at June 30, 2002...........................    67,045,788      66,911,855
                   Federal Home Loan Bank Stock at cost.............................................     1,551,500       1,532,400
                   Accrued interest receivable......................................................       276,817         269,613
                   Premises and equipment, net......................................................        61,297          67,932
                    Other assets....................................................................       319,856         353,970
                                                                                                       -----------     -----------
                               Total assets.........................................................   $91,680,786     $87,284,218
                                                                                                       ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
                   Non-interest-bearing demand deposits.............................................    $8,404,250      $8,654,978
                   Interest-bearing demand deposits.................................................     5,860,709               -
                   Savings, Now and MMDA deposits...................................................    47,197,514      49,776,811
                   Other time deposits..............................................................    19,387,180      18,287,575
                                                                                                       -----------     -----------
                             Total deposits.........................................................    80,849,653      76,719,364
                   Other liabilities................................................................       642,751         491,928
                                                                                                       -----------     -----------
                             Total liabilities......................................................    81,492,404      77,211,292
                                                                                                       -----------     -----------
Shareholders' Equity:
                   Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued Common stock,  $.01 par value,  8,000,000  shares authorized,
                            608,350 shares issued and outstanding at
                               September 30, 2002 and June 30, 2002.................................         6,084           6,084
                   Additional paid-in capital.......................................................     5,271,948       5,271,948
                   Retained earnings................................................................     4,840,593       4,775,108
                   Accumulated other comprehensive income, net of tax...............................        69,757          19,786
                                                                                                       -----------      ----------
                                Total shareholders' equity..........................................    10,188,382      10,072,926
                                                                                                       -----------      ----------
                                        Total liabilities and shareholders' equity..................   $91,680,786     $87,284,218
                                                                                                       ===========      ==========


The accompanying notes are an integral part of these consolidated financial statements

                      PART I: FINANCIAL INFORMATION, Item 1
                           Allied First Bancorp, Inc.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                   September 30,

                                                                             2002                 2001
                                                                             ----                 ----

Interest Income:

              Loans receivable..........................................   $1,181,724          $1,351,751
              Interest earning deposits.................................       71,943             110,174
              Securities................................................      108,125             -
                                                                           ----------          ----------
                   Total interest income................................    1,361,792           1,461,925
Interest Expense:
              Deposits..................................................      550,477             748,311
              Other.....................................................        1,540               6,634
                                                                           ----------          ----------
                   Total interest expense...............................      552,017             754,945
Net Interest Income: ...................................................      809,775             706,980

Provision for loan losses...............................................       60,000              60,000
                                                                           ----------          ----------
Net interest income after
provision for loan losses...............................................      749,775             646,980

Non-interest income:
              Credit and debit card transaction  fees...................      137,978             151,257
              Account fees...............................................      31,289              21,782
              First mortgage loan fees...................................      23,176              15,422
              Other......................................................       8,620               7,069
                                                                           ----------          ----------
                   Total non-interest income.............................     201,063             195,530

Non-interest expense:
              Salaries and employee benefits.............................     286,885             267,317
              Office operations and equipment............................      91,400              97,823
              Occupancy..................................................      20,692              19,369
              Data processing............................................      31,670              31,759
              Loan servicing.............................................     115,066             108,802
              Travel and conference......................................      12,083              49,980
              Professional services......................................      94,197              78,715
              Marketing and promotion....................................     106,005              38,286
              Other expenses.............................................      85,223              73,226
                                                                           ----------          ----------
                   Total non-interest expense............................     843,221             765,277

Income before income taxes: .............................................     107,617              77,233

              Income tax expense (benefit)...............................      42,132            (202,847)
                                                                           ----------          ----------
Net income: .............................................................      65,485             280,080
                                                                           ----------          ----------
Other Comprehensive Income ......... ....................................      49,971                  -

Total Comprehensive Income...............................................  $  115,456          $  280,080
                                                                           ==========          ==========
Earnings per common shares:
              Basic......................................................  $     0.11                 N/A
              Diluted....................................................  $     0.11                 N/A


The accompanying notes are an integral part of these consolidated financial statements

                      PART I: Financial Information, Item 1
                           Allied First Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                September 30,
                                                                                            2002            2001
                                                                                            ----            ----

Cash flows from operating activities
         Net Income..............................................................    $     65,485     $   280,080
         Adjustment to reconcile net income to net cash from
              operating activities
                 Depreciation....................................................          11,241          16,741
                 Amortization of premiums on securities..........................          17,141               -
                 Provision for loan losses.......................................          60,000          60,000
                 FHLB of Chicago stock dividend..................................         (19,100)         (3,375)
                 Changes in
                      Accrued interest receivable................................          (7,204)         (6,863)
                       National Credit Union Share Insurance Fund deposit........               -         618,802
                       Other assets..............................................           3,486        (268,354)
                       Other liabilities.........................................         150,823         111,742
                                                                                        ---------       ----------
                          Net cash from operating activities                              281,872         808,773

Cash flows from investing activities
         Purchase of available for sale securities...............................      (3,068,153)              -
         Principal collected on mortgage backed securities                                750,219               -
         Purchase of Federal Home Loan Bank stock................................               -               -
         Net expenditures of premises and equipment..............................          (4,606)        (11,530)
         Changes in:
                 Loans...........................................................        (193,933)     (1,427,873)
                 Time deposits with other financial institutions.................         792,985      (2,478,947)

                           Net cash from investing activities....................      (1,723,488)     (3,918,350)

Cash flows from financing activities
         Net change in
                 Deposits........................................................    $  4,130,289     $  (972,012)
         Proceeds from the issuance of subordinated debt.........................               -       1,000,000
                                                                                       ----------     -----------
                           Net cash from financing activities....................       4,130,289          27,988
                                                                                       ----------     -----------

Increase (decrease) in cash and cash equivalents.................................       2,688,673      (3,081,589)


Cash and cash equivalents at beginning of period.................................       7,363,100      16,455,200
                                                                                       ----------     -----------
Cash and cash equivalents at end of period.......................................    $ 10,051,773     $13,373,611
                                                                                       ==========     ===========


The accompanying notes are an integral part of these consolidated financial statements

                           Allied First Bancorp, Inc.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) Basis of Presentation

         The accompanying consolidated condensed financial statements include the accounts of Allied First Bancorp, Inc. and its wholly owned subsidiary, Allied First Bank, sb. All significant inter-company transactions and balances are eliminated in consolidation. Prior to September 1, 2001, the Bank operated as Allied Pilots Association Federal Credit Union. The accompanying unaudited consolidated condensed Financial Statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

         In the opinion of management, the consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of the Company as of September 30, 2002 and June 30, 2002 and the results of its operations and cash flows, for the three months ended September 30, 2002 and 2001. Financial statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended September 30, 2002.

         Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2003. The 2002 Allied First Bancorp, Inc.'s annual report on form 10-KSB should be read in conjunction with these statements.

(2)  Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting period. Actual results could differ from current estimates. Estimates that are more susceptible to change in the near term include the allowance for loan losses and the fair values of financial instruments.

(3) Plan of Stock Conversion

         On September 1, 2001, Allied Pilots Association Federal Credit Union converted to Allied First Bank, an Illinois mutual savings bank as the first part in a two-part plan to improve the capital position of the Institution. In conjunction with the first part of the plan, Allied First Bank issued subordinated capital notes, qualifying as Tier 2 capital, in the amount of $1 million on September 1, 2001. The subordinated capital notes had a term of five years, interest rate of 8.5% and were redeemable without any prepayment penalty. The issuance of the notes was sufficient to qualify Allied First Bank as adequately capitalized. In the second part of the Plan, on September 17, 2001, the Board of Directors of Allied First Bank adopted a Plan of Stock Conversion to convert from an Illinois mutual savings bank to an Illinois stock savings bank with the concurrent formation of a holding company. The purpose of the mutual to stock conversion was to increase the capital of Allied First Bank in order to enable it to meet the well-capitalized requirements of an FDIC insured institution and to support the future growth of the institution. The subordinated capital notes were retired upon completion of the stock conversion. On December 27, 2001, Allied First Bancorp, Inc. sold 608,350 shares of common stock at $10 per share and received proceeds of $5,278,032 net of conversion expenses of $805,468. Approximately 98% of the net proceeds were used by Allied First Bancorp, Inc. to acquire all of the capital stock of Allied First Bank.

 (4) Earnings Per Share

         The conversion to a stock based institution occurred on December 27, 2001. Earnings per share information is only presented for periods since December 27, 2001. Earnings per share was computed based on 608,350 shares issued and outstanding. There are no dilutive potential common shares.

                                 Part I, Item 2
                           Allied First Bancorp, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Allied First Bancorp, Inc.'s results of operations are primarily dependent on Allied First Bank's net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Allied First Bank's net income is also affected by the level of its non-interest income and non-interest expenses, such as employee compensation and benefits, occupancy expenses and other expenses.


FORWARD-LOOKING STATEMENTS

         When used in this filing and in future filings by Allied First Bancorp, Inc. and Allied First Bank, sb with the U.S. Securities and Exchange Commission, in Allied First Bancorp, Inc. and Allied First Bank press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

         Allied First Bancorp, Inc. wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect our financial performance and could cause Allied First Bancorp, Inc.'s actual results for future periods to differ materially from those anticipated or projected.

         These risks and uncertainties should be considered in evaluating forward-looking statements.

                        COMPARISON OF THREE-MONTH PERIODS
                        ENDED SEPTEMBER 30, 2002 AND 2001

GENERAL

         Net income for the three-month period ended September 30, 2002, was $65,000 compared to net income of $280,000 for the equivalent period in 2001. As a former credit union, the organization was not subject to federal income taxes or state income taxes for the fiscal year ended June 30, 2001. Effective September 1, 2001, the Company was subject to federal and state income taxes. As a result of the change in tax status and in accordance with Financial Accounting Standards No. 109, Accounting for Income Taxes, the Bank recorded a net deferred tax asset in the amount of $205,000 on September 1, 2001.

NET INTEREST INCOME

         Net interest income for the three-month period ended September 30, 2002, was $810,000 compared to $707,000 for the same period in 2001. This represents a 14.57% increase in net interest income. The net spread for the three months ended September 30, 2002 was 3.15% compared to 2.99% for the same period in 2001. The increase in net interest income and the corresponding increase in net interest spread was due to the institution's interest bearing liabilities repricing faster than the interest earning assets during the declining interest rate environment of 2002.

         Total average earning assets increased $7.2 million for the three-month period September 30, 2002, over the comparative period in 2001. The yield on total average earning assets was 6.35% for the three-month period ended September 30, 2002 and 7.43% for the same period ended September 30, 2001. Total average interest earning investment balances increased $6.2 million or 47.38% for the three-month period ended September 30, 2002 over the same three-month period in 2001. Allied First Bank has a loan portfolio with a large concentration in short term consumer loans, which reprice quickly. This coupled with the lower interest rate environment accounted for lower yields in earning assets for the current period presented.


INTEREST INCOME

         Interest income for the three months ended September 30, 2002 was $1.4 million compared to $1.5 million for the same period in 2001. The decrease was primarily due to lower loan yields during the current period. The yield on loans decreased to 7.10% for the three-month period ended September 30, 2002 from 8.24% for the same period in 2001. Interest income for investments was $180,000 for the three-month period ended September 30, 2002 compared to $110,000 for the same period ended 2001. The increase in investment income was due to an increase in average investment balances as well as a higher yield due to lengthening the duration of the investment portfolio.



INTEREST EXPENSE

         Interest expense for the three months ended September 30, 2002 was $552,000 compared to $755,000 for the same period in 2001. The decrease was primarily due to lower rates paid on interest-bearing liabilities for 2002 which was 3.20% for the current period presented, and represents a 124 basis point decrease over the same period in 2001.

The following tables set forth consolidated information regarding average balances and rates.


                                                                         Allied First Bancorp, Inc.
                                                                      Three Months Ended September 30
                                                                            (Dollars In Thousands)
                                                      2002                                                   2001
                                    ------------------------------------------           ----------------------------------------
                                       Average                    Average                  Average                   Average
                                       Balance      Interest       Rate                    Balance     Interest       Rate
                                       -------      --------       ----                    -------     --------       ----

INTEREST EARNING ASSETS

Loans                               $  66,575     $  1,182         7.10%                 $ 65,616      $  1,352       8.24%
Available for sale securities           8,156          108         5.30%                        -             -       0.00%
Federal Home Loan Bank Stock            1,551           20         5.16%                      240             4       6.67%
Interest earning balances               9,563           52         2.18%                   12,835           106       3.30%
                                    ---------     --------         -----                 ---------     --------       -----
Total interest-earning assets          85,845        1,362         6.35%                   78,691         1,462       7.43%

NON-INTEREST EARNING ASSETS

Premises and equipment                     67                                                  79
Allowance for loan losses                (661)                                               (641)
Other non-earning assets                  636                                               1,155
                                    ----------                                           ---------
Total assets                           85,887                                              79,284
                                    ==========                                           =========

INTEREST BEARING LIABILITIES

Interest Checking                       1,197           10         3.34%                        -             -       0.00%
Savings                                11,519           31         1.08%                   11,874            69       2.32%
Money market                           36,935          262         2.84%                   36,908           374       4.05%
Time deposits                          18,860          247         5.24%                   18,852           305       6.47%
Debt                                      405            2         1.98%                      329             7       8.51%
                                    ---------     --------         -----                 ---------     --------       -----

                                       68,916          552         3.20%                   67,963           755       4.44%
                                    ---------     --------         -----                 ---------     --------       -----

NON-INTEREST BEARING LIABILITIES AND EQUITY

Checking                                6,606                                               6,550
Other liabilities                         326                                                 378
Equity                                 10,039                                               4,393
                                    ---------------                                      -------------
Total liabilities and equity           85,887                                              79,284
                                    ===============                                      =============


Net Interest/Spread                               $   810          3.15%                               $    707       2.99%
                                                  ============================                       ============================

Margin                                                             3.77%                                              3.59%
                                                              ================                                   ================



                                 (1)Total Loans less deferred net loan fees



PROVISION FOR LOAN LOSSES

         The provision for loan losses was $60,000 for both the three-month period ended September 30, 2002 and the three-month period ending in 2001. Net charge-offs of $59,000 have been recorded for the three-month period ended September 30, 2002, compared to $24,000 of net charge-offs for the same period in 2001. The allowance for loan losses was $657,000 or .97% of gross loans as of September 30, 2002, compared to $627,000 or 0.97% of gross loans at June 30, 2002.

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

         Approximately 96% of our customer base consists of American Airlines pilots and their family members. Although this customer base had historically relatively stable employment and sources of income, the terrorist attacks on the United States in September 2001 and the current economic environment have adversely affected the airline industry. As a result of these factors, the stability of the employment and income of airline pilots has also been adversely affected. Current and future layoffs could negatively affect the ability of our customers to repay their loans, although the effect on our loan delinquencies and loan losses cannot be identified with reasonable certainty at this time. As a result of these factors, we may have higher loan delinquencies and defaults in future periods. At September 30, 2002, our delinquent loans past due 60 days or more was 0.17% or $116,000 of our loan portfolio compared to 0.11% or $75,000 at June 30, 2002. This increase was due to new bankruptcy filings during the period.


NON-INTEREST INCOME

         Non-interest   income  remained  relatively  stable  over  the  periods
presented. Non-interest income for the three-month periods ended September 30, 2002 and 2001 was $201,000 and $196,000, respectively.



NON-INTEREST EXPENSE

         Non-interest expense for the three-month period ended September 30, 2002 and 2001 was $843,000 and $765,000, respectively. For the three-month period ending September 30, 2002, travel and conference expense was $12,000, a decrease of 76.00% from the same three-month period ending in 2001. The decrease was primarily due to the fact that a strategic planning conference held in September of 2001 was not held again in 2002. Professional service fees were up 18.99% to $94,000 for the three-month period ended September 30, 2002 from $79,000 for the same period in 2001. The increase in professional fees is primarily a result of the additional reporting requirements of a public company. Market and promotion expense was $106,000 for the three-month period ended September 30, 2002, up $68,000 from $38,000 for the same three-month period during 2001. The increase in advertising expense is a result of increased promotional activities in connection with marketing Allied First Bank. Other expenses for the three-month period ended September 30, 2002 and 2001 was $85,000 and $73,000, respectively. This increase in other expenses is a result of additional cost for blanket bond coverage as well as typical increases in other expense items.


INCOME TAXES

         The provision for income taxes for the three-month period ended September 30, 2002 was $42,000. For the three-months ended September 30, 2001 a net tax benefit of $203,000 was recorded. Due to credit unions being not-for-profit organizations, the institution was not subject to federal or state income taxes during 2000 and during the first eight months of 2001. As a result of the change in tax status and in accordance with Financial Accounting Standards No. 109, Accounting for Income Taxes, Allied First Bancorp, Inc. recorded a net deferred tax asset in the amount of $205,000 on September 1, 2001. The recording of the deferred tax asset was reflected as an income tax benefit on our income statement.

REGULATORY CAPITAL REQUIREMENTS

         Pursuant to federal law, Allied First Bank must meet three separate minimum capital ratio requirements. As of September 30, 2002, Allied First Bank had core capital, Tier I risk-based and total risk-based ratios of 11.55%, 13.76% and 14.68% compared to well-capitalized requirements of 5.00%, 6.00% and 10.00%, respectively.







LIQUIDITY

Liquidity management refers to the ability to generate sufficient cash to fund current loan demand; meet deposit withdrawals and pay operating expenses. Allied First Bancorp, Inc. relies on various funding sources in order to meet these demands. Primary sources of funds include interest-earning balances with other financial institutions, money market mutual funds, proceeds from principal and interest payments on loans as well as the ability to borrow against marketable securities. At September 30, 2002, Allied First Bank had $10.1 million in cash and cash equivalents that could be used for its funding needs. Cash and cash equivalents increased by $2.7 million compared to the period ending June 30, 2002 and securities available for sale increased by $2.3 million, time deposits with other institutions decreased $800,000.

         As of September 30, 2002, management is not aware of any current recommendations by regulatory authorities, which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Allied First Bancorp, Inc.'s liquidity, capital resources or operations.

                                     Item 3
                           Allied First Bancorp, Inc.
                             CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report an evaluation was carried out under the supervision and with the participation of Allied First Bancorp Inc.'s management, including the Chief Executive Offer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(c)) under the Securities Exchange Act of
1934). Based on their evaluation, Allied First Bancorp Inc.'s Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are to the best of their knowledge, effective to ensure that information required to be disclosed by Allied First Bancorp Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there we no significant changes in Allied First Bancorp Inc.'s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Part II - Other Information

Item 1  -  Legal Proceedings - Not Applicable.

Item 2  -  Changes in Securities - Not Applicable.

Item 3  -  Defaults upon Senior Securities - Not Applicable.

Item 4  -  Submission of Matters to a vote of Security Holders

On October 17, 2002, the shareholders held their annual meeting to consider and act upon the election of Mr. Kenneth L. Bertrand and Mr. William G. McKeown to serve as directors for terms of three years and the ratification of the appointment of Crowe, Chizek & Company LLP as auditors for the company for the fiscal year ending June 30, 2003. Both of the foregoing items were approved by the shareholders at the meeting by the following vote totals based upon 608,350 shares outstanding and entitled to vote at the meeting.

I.   Election of Directors- 488,728 shares voted, as follows

          Kenneth L. Bertrand:       485,331 votes for;    3,397 votes WITHHELD.
          William G. McKeown:        488,103 votes for;      625 votes WITHHELD.

II. Ratification of the appointment of Crowe, Chizek & Company LLP as auditors for the company for the fiscal year ending June 30, 2003 - 488,728 shares voted, as follows:

                        FOR:              488,553
                        AGAINST:               75
                        ABSTAIN:              100



Item 5  -  Other Information  - Not Applicable

Item 6  -  Exhibits and Reports on Form 8-K

           (a) Exhibit 99.1         Chief   Executive   Officer's   Section  906
                                    Certification under the Sarbanes-Oxley Act of 2002

               Exhibit 99.2         Chief   Financial   Officer's   Section  906
                                    Certification Under the Sarbanes-Oxley Act of 2002

           (b) Reports on Form 8-K

                         None

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Allied First Bancorp, Inc.
                                      Registrant




Date: November 14, 2002               /s/ Kenneth L. Bertrand
                                      ---------------------------------------
                                      Kenneth L. Bertrand
                                      President and Chief Executive Officer




Date: November 14, 2002               /s/ Brian K. Weiss
                                      ---------------------------------------
                                      Brian K. Weiss
                                      Chief Financial Officer

                                 Certifications

I, Kenneth L. Bertrand, Chief Executive Officer of Allied First Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Allied First Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                /s/ Kenneth L. Bertrand
                                      --------------------------------
                                      Kenneth L. Bertrand
                                      Chief Executive Officer

I, Brian K. Weiss, Chief Financial Officer of Allied First Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Allied First Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                   /s/ Brian K. Weiss
                                          ---------------------------------
                                          Brian K. Weiss
                                          Chief Financial Officer