Form 10QSB
period 2002-12-31
ALLIED FIRST BANCORP INC
filed 2003-02-14
CIK 1158865

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

                For the quarterly period ended December 31, 2002
                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from___________ to ____________

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

As of February 10, 2003, there were 608,350 shares of the Registrant's common stock issued and outstanding.


                           Allied First Bancorp, Inc.

                                      INDEX


PART I.         FINANCIAL INFORMATION                                                                    PAGE NO.
Item 1.         Consolidated Condensed Financial Statements

                       Consolidated Balance Sheets at December 31, 2002 and June 30, 2002                   3

                       Consolidated  Statements  of Income and  Comprehensive  Income for the three         4
                       and six months ended December 31, 2002 and 2001

                       Consolidated  Statements of Cash Flows for the six months ended December 31,         5
                       2002 and 2001

                       Notes to Consolidated Condensed Financial Statements                                 6

Item 2.           Management's  Discussion  and  Analysis  of  Financial  Condition  and Results of         7
                  Operations

Item 3.           Controls and Procedures                                                                  13

PART II.          OTHER INFORMATION

                       Items 1-6                                                                           14

                       Signature Page                                                                      15

                       10-QSB Certifications                                                               16



                     PART I: FINANCIAL INFORMATION, Item 1.
                           Allied First Bancorp, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                                   At                   At
                                                                              December 31,           June 30,
                                                                                  2002                 2002
                                                                                  ----                 ----
 Cash and cash equivalents..........................................          $  2,733,556         $  7,363,100
  Time deposits with other financial institutions...................             3,534,633            4,427,403
  Securities available for sale.....................................             6,012,404            6,357,945
  Loans, net of allowance for loan losses of $677,503 at
  December 31, 2002 and $655,633 at June 30, 2002...................            79,622,487           66,911,855
  Federal Home Loan Bank Stock at cost..............................             1,571,000            1,532,400
  Accrued interest receivable.......................................               340,944              269,613
  Premises and equipment-net........................................                60,642               67,932
  Other assets......................................................               407,904              353,970
                                                                              ------------         ------------

           Total assets.............................................          $ 94,283,570         $ 87,284.218
                                                                              ============         ============



  Non-interest bearing demand deposits...............................         $  8,274,860         $  8,654,978
  Interest-bearing demand deposits..................................            13,234,652                    -
  Savings, Now and MM DA deposits...................................            43,206,496           49,776,811
  Other time deposits...............................................            17,900,545           18,287,575
                                                                              ------------         ------------

           Total deposits...........................................            82,616,553           76,719,364
  Loan advances.....................................................             1,000,000                    -
  Other liabilities.................................................               388,617              491,928
                                                                              ------------         ------------
           Total liabilities........................................          $ 84,005,170         $ 77,211,292
                                                                              ============         ============



  Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued
  Common stock, $.01 par value, 8,000,000 shares authorized
           608,350  shares  issued and  outstanding  at December  31,                6,084                6,084
           2002 and June 30, 2002...................................
  Additional paid-in capital........................................             5,271,948            5,271,948
  Retained earnings.................................................             4,939,645            4,775,108
  Accumulated other comprehensive income............................                60,723               19,786
                                                                              ------------         ------------
           Total shareholders' equity...............................          $ 10,278,400         $ 10,072,926
                                                                              ------------         ------------

                    Total liabilities and shareholders equity.......          $ 94,283,570         $ 87,284,218
                                                                              ============         ============


       The accompanying notes are an integral part of these consolidated financial statements



                                     PART I: FINANCIAL INFORMATION, Item 1
                                           Allied First Bancorp, Inc.
                            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                (Unaudited)

                                                               Three Months Ended                     Six Months Ended
                                                                   December 31,                          December 31,
                                                              2002              2001               2002               2001
                                                              ----              ----               ----               ----
Interest income:
     Loans receivable.............................      $  1,209,889      $  1,286,325       $  2,391,613       $  2,638,075
     Interest earning deposits....................            73,462            88,509            145,404            198,682
     Securities...................................           110,227            17,844            218,352             17,844
                                                        ------------      ------------       ------------       ------------
         Total interest income....................         1,393,578         1,392,678          2,755,369          2,854,601
Interest expense:
     Deposits.....................................           554,803           610,271          1,105,279          1,358,583
     Other........................................             3,850            20,672              5,390             27,305
                                                        ------------      ------------       ------------       ------------
         Total interest expense...................           558,653           630,943          1,110,669          1,385,888
                                                        ------------      ------------       ------------       ------------
Net interest income:..............................           834,925           761,735          1,644,700          1,468,713


Provision for loan losses.........................           101,000            60,000            161,000            120,000
                                                        ------------      ------------       ------------       ------------

Net interest income after
Provision for loan losses.........................           733,925           701,735          1,483,700          1,348,713

Non-Interest Income:
     Credit and debit card transaction............           131,981           132,579            269,959            282,179
     Account fees.................................            33,825            26,150             65,115             49,592
     Gain on sale of securities...................             4,132                 -              4,132                  -
     First mortgage loan fees.....................            22,339            23,238             45,515             38,657
     Other........................................             8,245            13,941             16,864             21,006
                                                        ------------      ------------       ------------       ------------
        Total non-interest income.................           200,522           195,908            401,585            391,434

Non-Interest expense:
     Salaries and employee benefits ..............           292,247           276,092            579,131            543,409
     Office operations and equipment..............            96,351            99,538            187,752            197,359
     Occupancy expense............................            20,693            19,369             41,385             38,737
     Data processing..............................            32,010            31,484             63,680             63,242
     Loan servicing...............................            98,462           109,530            213,528            218,232
     Travel and conference........................            18,829            13,654             30,912             63,634
     Professional services........................            76,678            65,028            170,876            143,740
     Marketing and promotion......................            52,444            34,805            158,449             73,091
     Other expenses...............................            84,165            73,530            169,387            146,755
                                                        ------------      ------------       ------------       ------------
        Total non-interest expense................           771,879           723,030          1,615,100          1,488,299

Income before income taxes:.......................           162,568           174,613            270,185            251,848

     Income tax expense (benefit).................            63,516            67,876            105,648           (134,972)
                                                        ------------      ------------       ------------       ------------

Net Income:.......................................      $     99,052      $    106,737       $    164,537       $    386,820
                                                        ============      ============       ============       ============

Other comprehensive income (loss).................            (9,034)          (14,696)            40,937            (14,696)
                                                        -----------       -----------        ------------       ------------
Total comprehensive income........................      $     90,018      $     92,041       $    205,474       $    372,124
                                                        ============      ============       ============       ============
Earning per shares:
     Basic........................................             $0.16               N/A              $0.27                N/A
     Diluted......................................             $0.16               N/A              $0.27                N/A


       The accompanying notes are an integral part of these consolidated financial statements



                                              PART I: Financial Information, Item 1
                                                   Allied First Bancorp, Inc.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)
                                                                              Six Months Ended
                                                                                 December 31,
                                                                                    2002                 2001
                                                                                    ----                 ----
  Cash flows from operating activities
       Net income...................................................           $   164,537          $   386,820
       Adjustment to reconcile net income to net cash from                       6,012,404            6,357,945
           Operating activities
               Depreciation.........................................                22,918               33,393
               Amortization of premiums on securities...............                69,631                1,048
               Net gain on sale of securities.......................                4,132)                    -
               Provision for loan losses............................               161,000              120,000
               FHLB stock dividend..................................               (38,600)                   -
               Net Changes in
                    Accrued interest receivable.....................               (71,331)             (79,861)
                    Other assets....................................               (78,954)            (111,619)
                    Other liabilities...............................              (103,311)              50,660
                                                                               -----------          -----------
                        Net cash from operating activities..........               121,758              400,441

  Cash flows from investing activities
       Purchase of available for sale securities....................            (6,068,154)          (1,456,569)
       Sale of available for sale securities........................             4,172,635                    -
       Principal collected on mortgage backed securities............             2,241,518               94,247
       Purchase of Federal Home Loan Bank stock.....................                     -           (1,257,075)
       Net expenditures of premises and equipment...................               (15,628)             (34,668)
       Purchase of loans from other institutions....................            (8,806,546)                   -
       Net changes in:
           Loans to customers.......................................            (4,065,086)            (290,886)
           Time deposits with other financial institutions..........               892,770           (2,481,704)
           National Credit Union Share Insurance
              Fund deposit..........................................                     -              618,802
                                                                               -----------          -----------
               Net cash from investing activities...................           (11,648,491)          (4,807,853)

  Cash flows from financing activities
           Net change in
               Deposits.............................................             5,897,189           (2,616,262)
           Net proceeds from sale of common stock...................                     -            5,278,032
           Borrowings...............................................             1,000,000
           Proceeds from the issuance of subordinated debt..........                     -            1,000,000
           Retirement of subordinated debt..........................                     -           (1,000,000)
                                                                               -----------          -----------
               Net cash from financing activities                                6,897,189            2,661,770

  Increase (decrease) in cash and cash equivalents..................            (4,629,544)          (1,745,642)
  Cash and cash equivalents at beginning of period..................             7,363,100           16,455,200
                                                                               -----------          -----------
  Cash and cash equivalents at end of period........................           $ 2,733,556          $14,709,558
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

     In the opinion of management, the consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of the Company as of December 31, 2002 and June 30, 2002 and the results of its operations, for the three and six months ended December 31, 2002 and 2001. Financial statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended December 31, 2002.

     Operating results for the three and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2003. The 2002 Allied First Bancorp, Inc.'s annual report on form 10-KSB should be read in conjunction with these statements.

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

     These  risks  and   uncertainties   should  be   considered  in  evaluating
forward-looking statements and you should not rely on these statements.

                 COMPARISON OF THREE-MONTH AND SIX-MONTH PERIODS
                        ENDED DECEMBER 31, 2002 AND 2001

GENERAL

     Net income for the three-month and six-month periods ended December 31, 2002 was $99,000 and $165,000, respectively, compared to net income of $107,000 and $387,000 for the equivalent periods in 2001. As a former credit union, the organization was not subject to federal incomes taxes or state income taxes. Effective September 1, 2001, the company was subject to federal and state income taxes. As a result of the change in tax status and in accordance with Financial Accounting Standards No. 109, Accounting for Income Taxes, Allied First Bank recorded a net deferred tax asset in the amount of $205,000 on September 1, 2001 as an income tax benefit.

NET INTEREST INCOME

     The net interest income for the three-month period ended December 31, 2002, was $835,000 compared to $762,000 for the same period in 2001. This is a 9.58% increase over the same period in 2001. Although net interest income grew as a result of asset growth the net interest margin dropped to 3.63% from 3.71% for the same period in 2001. The reason for the lower net yield in 2002 was that the yield on earnings assets decreasing from 6.78% to 6.05%. The net interest income for the six-month period ended December 31, 2002, was $1,645,000 compared to $1,469,000 for the same period in 2001, an increase of 11.98% and resulted in a net interest margin of 3.70% compared to 3.58% in 2001. The six-month period ending December 31, 2002 had a rising interest rate margin due to a 96 basis point drop in interest bearing liabilities from the prior six-month period.

     Total average investment securities increased $9,883,000 and $7,875,000, for the three-month and six-month periods over one-year ago. Total average loans increased $6,508,000 and $3,829,000, for the three-month and six-month periods over one-year ago. The yields on total average earning assets were 6.05% and 6.78% for the three-month periods ended December 31, 2002, and 2001 and 6.19% and 6.96% for the six-month periods, ended December 31, 2002 and 2001, respectively.

     Total average interest bearing liabilities increased $7,149,000 and $3,457,000, for the three-month and six-month periods ended December 31, 2002, over the comparative periods in 2001. Interest bearing liabilities increased due to the introduction of an interest bearing checking account that had a promotion rate of up to 3.5% annual percentage rate.

INTEREST INCOME

     Interest income for the three months and six months ended December 31, 2002 was $1,394,000 and $2,755,000 compared to $1,393,000 and $2,854,000 for the same period in 2001. The decrease in the six-month period was primarily due to a decline in yields on earning assets during 2002. In the three-month period the increase in average earning assets offset the lower yields earned during that period resulting in the same interest income for both periods.

INTEREST EXPENSE

     Interest expense for the three months and six months ended December 31, 2002 was $559,000 and $1,110,000 compared to $631,000 and $1,385,000 for the same period in 2001. The decrease was primarily due to lower rates paid on interest-bearing liabilities during 2002, which was 2.99% for the three-month period ending December 31, 2002, and 3.10% for the six months ending December 31, 2002. This represents a 74 and a 96 basis point decrease in the rates paid over the same periods in the prior year.

     The following tables set forth consolidated information regarding average balances and rates.



                                                                      Allied First Bancorp, Inc.
                                                                        (Dollars In Thousands)
                                                  Three Months ending December 31      Three Months ending December 31
                                                               2002                                  2001
                                                 ----------------------------------    ---------------------------------
                                                  Average                 Average       Average                Average
INTEREST EARNINGS ASSETS                          Balance     Interest     Rate         Balance    Interest     Rate
------------------------                          -------     --------     ----         -------    --------     ----
Loans                                             $  71,402   $   1,210    6.78%        $  64,894  $   1,286    7.93%
Available for sale securities                         9,007         110    4.89%            1,413         18    5.10%
Federal Home Loan Bank stock                          1,571          24    6.11%            1.076         14    5.20%
Interest earning balances                            10,117          50    1.98%           14,831         75    2.02%
                                                  ---------   ---------    -----        ---------   --------    -----

Total interest-earning assets                        92,097       1,394    6.05%           82,214      1,393    6.78%
                                                  ---------   ---------    -----        ---------   --------    -----

NON-INTEREST EARNING ASSETS
---------------------------

Premises and equipment                                   66                                    88
Allowance for loan losses                              (626)                                 (684)
Other non-earning assets                                619                                   970
                                                  ---------                             ---------
Total assets                                      $  92,156                             $  82,588
                                                  =========                             =========

INTEREST-BEARING LIABILITIES
----------------------------

Interest checking                                 $  11,517   $      99    3.44%        $       -   $      -    0.00%
Savings                                              11,394          27    0.95%           13,120         47    1.43%
Money market                                         32,481         196    2.41%           35,853        279    3.11%
Time deposits                                        18,495         233    5.04%           17,761        285    6.42%
Loan advance                                            937           4    1.71%                -          -    0.00%
Subordinated debt                                         -           -    0.00%              941         20    8.50%
                                                  ---------   ---------    -----        ---------   --------    -----

                                                     74,824         559    2.99%           67,675        631    3.73%
                                                  ---------   ---------    -----        ---------   --------    -----

NON-INTEREST BEARING LIABILITIES AND EQUITY
-------------------------------------------

Checking                                              6,588                                 8,247
Other liabilities                                       517                                   325
Equity                                               10,227                                 6,311
                                                  ---------                             ---------
Total liabilities and equity                      $  92,156                             $  82,558
                                                  =========                             =========

Net interest/spread                                           $     835    3.06%                    $    762    3.05%
                                                              =========    =====                    ========    =====

Net interest margin                                                        3.63%                                3.71%
                                                                           =====                                =====

(1) Total Loans less deferred net loan fees






                                                                      Allied First Bancorp, Inc.
                                                                        (Dollars In Thousands)
                                                   Six Months ending December 31        Six Months ending December 31
                                                               2002                                  2001
                                                 ----------------------------------    ---------------------------------
                                                  Average                 Average       Average                Average
INTEREST EARNINGS ASSETS                          Balance     Interest     Rate         Balance    Interest     Rate
------------------------                          -------     --------     ----         -------    --------     ----

Loans                                             $  68,989   $   2,392    6.93%        $  65,160   $  2,638    8.10%
Available for sale securities                         8,582         218    5.08%              707         18    5.09%
Federal Home Loan Bank stock                          1,561          43    5.51%              659         19    5.77%
Interest earning balances                             9,840         102    2.07%           15,512        180    2.29%
                                                  ---------   ---------    -----        ---------   --------    -----

Total interest-earning assets                        88,972       2.755    6.19%           82,038      2,855    6.96%
                                                  ---------   ---------    -----        ---------   --------    -----

NON-INTEREST EARNING ASSETS
---------------------------

Premises and equipment                                   66                                    82
Allowance for loan losses                              (643)                                 (668)
Other non-earning assets                                627                                   802
                                                  ---------                             ---------
Total assets                                      $  89,022                             $  82,254
                                                  =========                             =========

INTEREST-BEARING LIABILITIES
----------------------------

Interest checking                                 $   6,357   $     110    3.46%        $       -   $      -    0.00%
Savings                                              11,456          58    1.01%           12,777        116    1.82%
Money market                                         34,707         458    2.64%           36,531        654    3.58%
Time deposits                                        18,677         479    5.13%           18,302        589    6.43%
Loan advance                                            505           5    1.98%                -          -    0.00%
Subordinated debt                                         -           -    0.00%              635         27    8.50%
                                                  ---------   ---------    -----        ---------   --------    -----

                                                     71,702       1,110    3.10%           68,245      1,386    4.06%
                                                  ---------   ---------    -----        ---------   --------    -----

NON-INTEREST BEARING LIABILITIES AND EQUITY
-------------------------------------------

Checking                                              6,598                                 8,382
Other liabilities                                       540                                   459
Equity                                               10,192                                 5,168
                                                  ---------                             ---------
Total liabilities and equity                      $  89,022                             $  82,254
                                                  =========                             =========

Net interest/spread                                           $   1,645    3.09%                    $  1,469    2.90%
                                                               ========    =====                    ========    =====

Net interest margin                                                        3.70%                                3.58%
                                                                           =====                                =====

(1) Total Loans less deferred net loan fees.


PROVISION FOR LOAN LOSSES

     The provision for loan losses was $101,000 and $161,000, respectively, for the three-month and six-month periods ended December 31, 2002 and $60,000 and $120,000 for the same periods in 2001. Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to address probable losses. Net charge-offs of $80,000 have been recorded for the three-month period ended December 31, 2002, compared to $31,000 of net charge-offs for the same period in 2001. Net charge-offs of $139,000 have been recorded for the six-month period ended December 31, 2002, compared to $54,000 of net charge-offs for the same period in 2001. The allowance for loan losses was $678,000 or 85% of net loans as of December 31, 2002, compared to $656,000 or .98% of net loans at June 30, 2002. The percentage of allowance for loan losses to net loans has decreased due to the loan portfolio shifting to a greater percentage of real estate secured loans and a smaller percentage of unsecured loans in the portfolio. At December 31, 2002 Allied First Bancorp held $37.3 million in real estate secured loans an increase of $13.7 million or 58.05%, from $23.6 million in real estate secured loans at June 30, 2002.

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

     Approximately 96% of our customer base consists of American Airlines pilots and their family members. Although this customer base had historically relatively stable employment and sources of income, the terrorist attacks on the United States in September 2001 and the current economic environment have adversely affected the airline industry. As a result of these factors, the stability of the employment and income of airline pilots has also been adversely affected. Current and future layoffs could negatively affect the ability of our customers to repay their loans, although the effect on our loan delinquencies and loan losses cannot be identified with reasonable certainty at this time. As a result of these factors, we may have higher loan delinquencies and defaults in future periods. At December 31, 2002, our delinquent loans past due 60 days or more was 0.25% or $203,000 of our loan portfolio compared to 0.11 % or $75,000 at June 30, 2002. This increase was due to new bankruptcy filings during the period.

NON-INTEREST INCOME

     Non-interest income remained relatively stable over all periods presented. Non-interest income for the three-months periods ended December 31, 2002 and 2001 was $201,000 and $196,000, respectively and for the six-month periods were $402,000 and $391,000.

NON-INTEREST EXPENSE

     Non-interest expense for the three-month period ended December 31, 2002, was $772,000, an increase of $49,000, or 6.78%, compared to the same period in 2001. Salary and employee benefits was $292,000 for the three-month period ended December 31, 2002 an increase of $16,000 or 5.8%, from $276,000 for the same period in 2001. The increase in salaries and employee benefits is due to normal merit raises as well as rising health care premiums. Marketing and promotion was $52,000 for the three-month period ended December 31, 2002 an increase of $17,000 or 48.57%, from $35,000 for the same period in 2001. The increase in marketing and promotion expense is a result of increased promotional activities in connection with marketing Allied First Bank into new target markets. These increases in non-interest expenses were partially offset by a decrease of $12,000, or 10.91% decrease in loan servicing expenses, which totaled $98,000 for the three-month period, ended December 31, 2002. The decrease in loan servicing expense was primarily due to the elimination of the Visa Platinum Home Equity product, which was phased out in December 2001.

     Non-interest expense was $1,615,000 for the six-month period ended December 31, 2002, an increase of $127,000 or 8.53% from $1,488,000 for the same six-month period in 2001. Salary and employee benefits was $579,000 for the six-month period ended December 31, 2002 an increase of $36,000 or 6.63%, from $543,000 for the same period in 2001. Professional service fees were $171,000 for the six-month period ended December 31, 2002, and $144,000 for the same period in 2001. The increase in professional fees is primarily a result of the additional reporting requirements of a public company including annual reporting. Marketing and promotion was $158,000 for the six-month period ended December 31, 2002 an increase of $85,000 or 116.44%, from $73,000 for the same period in 2001. The reason for the increase in marketing and promotions in the six-month period ending December 31, 2002 is that marketing efforts increased to promote Allied First Bank in new markets, which were not available to the Bank until the charter and name change that took place on September 1, 2001. Other expenses for the six-month period ended December 31, 2002 and 2001 was $84,000 and $74,000. This increase in other expenses is a result of additional cost for blanket bond coverage as well as typical increases in other expense items.

INCOME TAXES

     The provision for income taxes was $65,000 and $68,000, respectively, for the three-month periods ending December 31, 2002 and 2001. For the six-month period ending December 31, 2002 the provision for income tax was $106,000. For the six-months ended December 31, 2001 a net tax benefit of $135,000 was recorded. Due to credit unions being not-for-profit organizations, the institution was not subject to federal or state income taxes during 2000 and during the first two months of fiscal year 2002. As a result of the change in tax status and in accordance with Financial Accounting Standards No. 109, Accounting for Income Taxes, Allied First Bancorp, Inc. recorded a net deferred tax asset in the amount of $205,000 on September 1, 2001. The recording of the deferred tax asset was reflected as an income tax benefit on our income statement.

REGULATORY CAPITAL REQUIREMENTS

     Pursuant to federal law, Allied First Bank must meet three separate minimum capital ratio requirements. As of December 31, 2002, Allied First Bank had core capital, Tier I risk-based and total risk-based ratios of 10.79%, 12.88% and 13.76% compared to well-capitalized requirements of 5.00%, 6.00% and 10.00%.

LIQUIDITY

     Liquidity management refers to the ability to generate sufficient cash to fund current loan demand; meet deposit withdrawals and pay operating expenses. Allied First Bancorp, Inc. relies on various funding sources in order to meet these demands. Primary sources of funds include interest-earning balances with other financial institutions, money market mutual funds, proceeds from principal and interest payments on loans as well as the ability to borrow against first mortgages, and marketable securities. At December 31, 2002, Allied First Bank had $2.7 million in cash and cash equivalents that could be used for its funding needs. Cash and cash equivalents decreased by $4.7 million compared to the period ending June 30, 2002 and securities available for sale decreased by $400,000, time deposits with other institutions decreased $900,000.

     As of December 31, 2002, management is not aware of any current recommendations by regulatory authorities, which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Allied First Bancorp, Inc.'s liquidity, capital resources or operations.

                                     Item 3
                           Allied First Bancorp, Inc.
                             CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report an evaluation was carried out under the supervision and with the participation of Allied First Bancorp, Inc.'s management, including the Chief Executive Offer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(c)) under the Securities Exchange Act of
1934). Based on their evaluation, Allied First Bancorp, Inc.'s Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are to the best of their knowledge, effective to ensure that the information required to be disclosed by Allied First Bancorp, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in Allied First Bancorp, Inc.'s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Part II - Other Information


Item 1 - Legal Proceedings - Not Applicable.

Item 2 - Changes in Securities - Not Applicable.

Item 3 - Defaults upon Senior Securities - Not Applicable.

Item 4 - Submission of Matters to a vote of Security Holders- Not Applicable

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

                                           Allied First BanCorp. Inc.
                                           Registrant



Date:        February 14, 2003             /s/ Kenneth L. Bertrand
       ------------------------            ---------------------------
                                           Kenneth L. Bertrand
                                           President and Chief Executive Officer



Date:        February 14, 2003             /s/Brian K. Weiss
        -----------------------            ----------------------------
                                           Brian K. Weiss
                                           Chief Financial Officer

                                  Certification

I, Kenneth L. Bertrand, Chief Executive Officer of Allied First Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Allied First Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report,

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls: and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 14, 2003                       /s/ Kenneth L. Bertrand
                                            ------------------------------------
                                                     Kenneth L. Bertrand
                                                     Chief Executive Officer

                                  Certification

I, Brian K. Weiss, Chief Financial Officer of Allied First Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Allied First Bancorp, Inc.:

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date,

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


Date:  February 14, 2003            /s/ Brian K. Weiss
                                    --------------------------------------------
                                            Brian K. Weiss
                                            Chief Financial Officer