Form 10QSB
period 2003-03-31
ALLIED FIRST BANCORP INC
filed 2003-05-15
CIK 1158865

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
---  EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

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
                                  Yes  X    No
                                     -----     ------

           Transitional Small Business Disclosure Format (check one):

                                  Yes       No   X
                                     -----     ------

State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:


As of May 14, 2002, there were 608,350 shares of the Registrant's common stock issued and outstanding.


                           Allied First Bancorp, Inc.

                                      INDEX

                                                                                                                     PAGE NO.

PART I.             FINANCIAL INFORMATION

Item 1.             Consolidated Condensed Financial Statements

                         Consolidated Balance Sheets at March 31, 2002 and June 30, 2001                                 3

                         Consolidated Statements of Income and Comprehensive Income for the three and                    4
                         nine months ended March 31, 2002 and 2001

                         Consolidated Statements of Cash Flows for the nine months ended March 31, 2002                  5
                         and 2001

                         Notes to Consolidated Condensed Financial Statements                                            6

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations                7

PART II.            OTHER INFORMATION

                    Items 1-6                                                                                           13

                    Signature Page                                                                                      14





                                                          PART I: FINANCIAL INFORMATION
                                                            Allied First Bancorp, Inc.
                                                           CONSOLIDATED BALANCE SHEETS                 (Unaudited)
                                                                                                           At              At

                                                                                                        March 31,        June 30,
                                                                                                            2002             2001
                                                                                                            -----            ----

ASSETS:
------
              Cash and cash equivalents..........................................................       $9,662,533     $16,455,200
              Securities available for sale......................................................        4,854,717               -
              Time deposits with other financial institutions....................................        4,725,623         722,000
              Loans, net of allowance for loan losses of  $679,595 at
                   March  31, 2002 and  $626,715 at June 30, 2001................................       63,282,709      63,549,267
              Federal Home Loan Bank Stock at cost...............................................        1,513,800         237,125
              National Credit Union Share Insurance Fund deposit.................................                -         618,802
              Accrued interest receivable........................................................          244,074         189,775
              Premises and equipment-net.........................................................           75,745          82,448
              Other assets.......................................................................          415,622         340,819
                                                                                                      ------------    ------------

                          Total Assets...........................................................      $84,774,823     $82,195,436
                                                                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
              Non-interest-bearing demand deposits...............................................      $8,311,824      $8,798,380
              Savings, Now and MMDA deposits.....................................................      48,670,603      50,040,259
              Other time deposits................................................................      17,555,326      18,795,015
                        Total Deposits...........................................................      74,537,753      77,633,654
              Other Liabilities..................................................................         319,346         317,608
                        Total Liabilities........................................................      74,857,099      77,951,262

Shareholders' Equity:
              Preferred Stock, $.01 par value, 2,000,000 shares authorized, none issued Common Stock, $.01 par value, 8,000,000 shares authorized,
                       608,350 shares issued and outstanding at December 31, 2001................           6,084               0
              Additional paid-in capital.........................................................       5,271,948               0
              Retained earnings..................................................................       4,680,302       4,244,174
              Accumulated other comprehensive income (loss)......................................         (40,610)              0
                                                                                                      -----------     -----------
                           Total Shareholders' equity............................................       9,917,724       4,244,174
                                                                                                      -----------     -----------

                                   Total Liabilities and Shareholders' Equity....................     $84,774,823     $82,195,436
                                                                                                      ===========     ===========

              The accompanying notes are an integral part of these consolidated financial statements



                                                PART I: FINANCIAL INFORMATION
                                                  Allied First Bancorp, Inc.
                                   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                          (Unaudited)

                                                                       Three Months Ended               Nine Months Ended
                                                                            March 31,                       March 31,
                                                                       2002           2001             2002           2001
                                                                       ----           ----             ----           ----

Interest Income:

                Loans receivable..............................      $1,136,606     $1,447,119       $3,774,681     $4,423,332
                Interest earning deposits.....................          85,983        124,266          284,666        279,733
                Securities....................................          43,377              -           61,221              -
                                                                    ----------     ----------       ----------     ----------
                     Total Interest Income....................       1,265,966      1,571,385        4,120,568      4,703,065
Interest Expense:
                Deposits......................................         537,805        890,314        1,896,388      2,628,806
                Other.........................................               -              -           27,305          1,570
                                                                    ----------     ----------       ----------     ----------
                     Total Interest Expense...................         537,805        890,314        1,923,693      2,630,376
Net Interest Income:..........................................         728,161        681,071        2,196,875      2,072,689

Provision for loan losses.....................................          55,000         60,631          175,000        185,582
                                                                    ----------     ----------       ----------     ----------
Net interest income after
provision for loan losses.....................................         673,161        620,440        2,021,875      1,887,107

Non-interest income:
                Credit and debit card transaction.............         143,638        139,836          425,815        411,244
                Account fees..................................          28,071         28,924           77,664         74,450
                First mortgage loan fees......................          20,575         16,147           59,235         62,391
                Other.........................................           6,758         13,529           27,767         30,719
                                                                    ----------     ----------       ----------     ----------
                     Total non-interest income................         199,042        198,436          590,481        578,804

Non-interest expense:
                Salaries and employee benefits................         292,231        261,069          835,639        711,701
                Occupancy and equipment.......................          44,296         59,006          139,215        166,030
                Data processing...............................          31,804         26,738           95,046         82,696
                Loan servicing................................         129,044        123,367          389,274        374,029
                Charter conversion professional fees..........               -         17,898           49,180         63,355
                Other expenses................................         294,021        148,940          771,346        502,970
                                                                    ----------     ----------        ---------      ---------
                     Total non-interest expense...............         791,396        637,018        2,279,700      1,900,781

Income before income taxes: ..................................          80,807        181,858          332,656        565,130
                Income tax expense (benefit)..................          31,499              -         (103,472)             -
                                                                    ----------     ----------        ---------      ---------
Net income:   ................................................          49,308        181,858          436,128        565,130
                                                                    ==========     ==========        =========      =========

Other Comprehensive Income (Loss).............................         (25,914)             -          (40,610)             -
                                                                    ----------     ----------        ---------      ---------
Total Comprehensive Income (Loss).............................         $23,394       $181,858         $395,518       $565,130
                                                                    ==========     ==========        =========      =========
Earning per common and common equivalent shares:
                Basic.........................................           $0.08      N/A                  $0.08      N/A
                Diluted.......................................           $0.08      N/A                  $0.08      N/A


                  The accompanying notes are an integral part of these consolidated financial statements


                                                 Part I: Financial Information
                                                   Allied First Bancorp, Inc.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)

                                                                                              Nine Months Ended
                                                                                                  March 31,
                                                                                            2002            2001
                                                                                            ----            ----

Cash flows from operating activities
          Net Income...................................................................   $436,128        $565,130
          Adjustment to reconcile net income to net cash from
               operating activities
                  Depreciation.........................................................     48,901          63,103
                  Amortization of premiums on securities...............................      2,586               -
                  Provision for loan losses............................................    175,000         185,582
                  Net Changes in
                  Accrued interest receivable..........................................    (54,299)        (37,804)
                  National Credit Union Share Insurance Fund deposit...................    618,802         (11,944)
                  Other assets.........................................................    (48,839)         23,950
                  Other liabilities....................................................      1,738         (93,642)
                                                                                         ----------     -----------
                            Net cash from operating activities                           1,180,017         694,375

Cash flows from investing activities
          Purchase of available for sale securities.................................... (5,202,553)            -
          Principal collected on mortgage backed securities............................    278,676             -
          Purchase of Federal Home Loan Bank stock..................................... (1,276,675)        (12,630)
          Net expenditures of premises and equipment...................................    (42,198)        (54,299)
          Net changes in:
                  Loans to customers...................................................     91,558       2,505,660
                  Time deposits with other financial institutions...................... (4,003,623)         (6,600)
                                                                                         ----------      ----------

                            Net cash from investing activities.........................(10,154,815)      2,432,131

Cash flows from financing activities
          Net change in
                  Deposits.............................................................($3,095,901)     $8,041,309
          Net proceeds from sale of common stock.......................................  5,278,032             -
          Proceeds from the issuance of subordinated debt..............................  1,000,000             -
          Retirement of subordinated debt.............................................. (1,000,000)            -
                                                                                        -----------     ----------
                            Net cash from financing activities.........................  2,182,131       8,041,309


Increase (decrease) in cash and cash equivalents....................................... (6,792,667)      11,167,815

Cash and cash equivalents at beginning of period....................................... 16,455,200        6,534,083
                                                                                        -----------     -----------

Cash and cash equivalents at end of period............................................. $9,662,533      $17,701,898
                                                                                        ===========     ===========


                           Allied First Bancorp, Inc.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) Basis of Presentation

         The accompanying consolidated condensed financial statements include the accounts of Allied First Bancorp, Inc. and its wholly owned subsidiary, Allied First Bank, sb. All significant inter-company transactions and balances are eliminated in consolidation. Prior to September 1, 2001, Allied First Bank operated as Allied Pilots Association Federal Credit Union. The accompanying unaudited consolidated condensed Financial Statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, the consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of Allied First Bancorp, Inc. as of March 31, 2002 and June 30, 2001 and the results of its operations, for the three and nine months ended March 31, 2002 and 2001. Financial statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended March 31, 2002.

         Operating results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2002.


(2) Plan of Stock Conversion

         On September 1, 2001, Allied Pilots Association Federal Credit Union converted to Allied First Bank, sb an Illinois mutual savings bank as the first part in a two-part plan to improve the capital position of Allied Pilots Association Federal Credit Union. In conjunction with the first part of the plan, Allied First Bank issued subordinated capital notes, qualifying as Tier 2 capital, in the amount of $1 million on September 1, 2001. The subordinated capital notes had a term of five years, interest rate of 8.5% and were redeemable without any prepayment penalty. The issuance of the notes was sufficient to qualify Allied First Bank as adequately capitalized. In the second part of the Plan, on September 17, 2001, the Board of Directors of Allied First Bank adopted a Plan of Stock Conversion to convert from an Illinois mutual savings bank to an Illinois stock savings bank with the concurrent formation of a holding company. The purpose of the mutual to stock conversion was to increase the capital of Allied First Bank in order to enable it to meet the well-capitalized requirements of an FDIC insured institution and to support the future growth of the institution. The subordinated capital notes were retired upon completion of the stock conversion. On December 27, 2001, Allied First Bancorp, Inc. sold 608,350 shares of common stock at $10 per share and received proceeds of $5,278,032 net of conversion expenses of $805,468. Approximately 98% of the net proceeds were used by Allied First Bancorp, Inc. to acquire all of the capital stock of Allied First Bank.

 (3) Earnings Per Share

         The conversion to a stock based institution occurred on December 27, 2001. Earnings per share information is only presented for the period January 1, 2002 through March 31, 2002. Earnings per share was computed based on 608,350 shares issued and outstanding. There are no dilutive potential common shares. Earnings per share information is not material for the other periods presented.

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


FORWARD-LOOKING STATEMENTS

         Except for historical information contained herein, the matters discussed in this document, and other information contained in Allied First Bancorp, Inc.'s SEC filings, may express "forward-looking statements." Those "forward-looking statements" may involve risk and uncertainties, including statements concerning future events, performance and assumptions and other statements that are other than statements of historical facts. Allied First Bancorp, Inc. wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Readers are advised that various factors--including, but not limited to, changes in laws, regulations or generally accepted accounting principles; Allied First Bancorp, Inc.'s competitive position within the markets served; increasing consolidation within the banking industry; unforeseen changes in interest rates; any unforeseen downturns in the local, regional or national economies--could cause Allied First Bancorp, Inc.'s actual results or circumstances for future periods to differ materially from those anticipated or projected. This report speaks only as of its date, and Allied First Bancorp, Inc. disclaims any duty to update the information herein.

                COMPARISON OF THREE-MONTH AND NINE-MONTH PERIODS
                          ENDED MARCH 31, 2002 AND 2001

GENERAL

         Net income for the three-month and nine-month periods ended March 31, 2002, was $49,000 and $436,000, respectively, compared to net income of $182,000 and $565,000 for the equivalent periods in 2001. As a former credit union, the organization was not subject to federal income taxes or state income taxes for the fiscal year ended June 30, 2001. Effective September 1, 2001, Allied First Bancorp, Inc. was subject to federal and state income taxes. As a result of the change in tax status and in accordance with Financial Accounting Standards No. 109, Accounting for Income Taxes, Allied First Bank recorded a net deferred tax asset in the amount of $205,000 on September 1, 2001.


NET INTEREST INCOME

         Net interest income for the three-month period ended March 31, 2002, was $728,000 compared to $681,000 for the same period in 2001. This is a 6.90% increase over the same period in 2001 and resulted in a net spread of 2.77% for the three months ended March 31, 2002 compared to 2.58% for the same period in

2001. The net interest income for the nine-month period ended March 31, 2002, was $2,197,000 compared to $2,073,000 for the same period in 2001, an increase of 5.98% and resulted in a net spread of 2.84% compared to 2.77% in 2001. The increase in net interest income and the corresponding increase in net interest spread was due to our interest bearing liabilities repricing faster than our interest earning assets in the declining interest rate environment in 2001.

         Total average earning assets increased $4,713,000 and $7,271,000, respectively, for the three-month and nine-month periods ended March 31, 2002, over the comparative periods in 2001. Total average interest earning investment balances increased $5,775,000 and $8,352,000, respectively, for the three-month and nine-month periods over one-year ago. Total average loans decreased $1,062,000 and $1,081,000, respectively, for the three-month and nine-month periods over one-year ago. The yields on total average earning assets were 6.06% and 7.98% for the three-month periods ended March 31, 2002, and 2001 and 6.66% and 8.33% for the nine-month periods, ended March 31, 2002 and 2001, respectively. Allied First Bank has a loan portfolio with a large concentration in short term consumer loans which reprice quickly. This coupled with a declining interest rate environment accounted for lower yields in earning assets for the periods presented.


INTEREST INCOME

         Interest income for the three months and nine months ended March 31, 2002 was $1,266,000 and $4,121,000, respectively, compared to $1,571,000 and
$4,703,000 for the same period in 2001. The decrease was primarily due to lower loan yields during 2001. The yield on loans decreased to 7.78% for the nine months ended March 31, 2002 from 8.97% for the same period in 2001.

INTEREST EXPENSE

         Interest expense for the three months and nine months ended March 31, 2002 was $538,000 and $1,924,000, respectively, compared to $890,000 and
$2,630,000 for the same period in 2001. The decrease was primarily due to lower rates paid on interest-bearing liabilities for 2001 which was 3.29% and 3.82% for such periods, respectively, which represented a 211 and 174 basis point decrease over the same periods in 2001.

The following tables set forth consolidated information regarding average balances and rates.


                                                                  Allied First Bancorp, Inc.
                                                                 Three Months Ended March 31
                                                                    (Dollars In Thousands)
                                                      2002                                               2001
                                     --------------------------------------           ------------------------------------
                                     Average                       Average            Average                Average
INTEREST EARNING ASSETS              Balance      Interest           Rate             Balance    Interest     Rate
-----------------------              -------      --------           -----            -------    --------     ----

Loans                               $63,661       $1,137              7.14%            $64,723      $1,447      8.94%
Available for sale securities         3,101           45              5.80%                  -           -      0.00%
Federal Home Loan Bank Stock          1,514           19              5.02%                233           4      6.87%
Interest earning balances            15,227           65              1.71%             13,834         120      3.47%
                                    --------      ------             ------            -------      ------     ------

Total interest-earning assets        83,503        1,266              6.06%             78,790       1,571      7.98%
                                    --------      ------             ------            -------      ------     ------

NON-INTEREST EARNING ASSETS

Premises and equipment                   81                                                 99
Allowance for loan losses              (701)                                              (649)
Other non-earning assets                662                                                566
                                    --------                                           -------
Total assets                        $83,545                                            $78,806
                                    ========                                           =======

INTEREST BEARNING LIABILITIES

Savings                             $11,959       $   35              1.17%             11,603      $   80      2.76%

Money market                         35,971          259              2.88%             33,888         475      5.61%

Time deposits                        17,471          244              5.59%             20,488         335      6.54%

Subordinated debt                         -            -              0.00%                  -           -      0.00%
                                    --------      ------             ------            -------      ------     ------


                                     65,401          538              3.29%             65,979         890      5.40%
                                    --------      ------             ------            -------      ------     ------

NON-INTEREST BEARNING LIABILITIES
 AND EQUITY

Checking                              8,028                                              8,564

Other liabilities                       280                                                336

Equity                                9,836                                              3,827
                                    --------                                           -------
Total liabilities and equity        $83,545                                            $78,706
                                    ========                                           =======



Net Interest/Spread                               $  728              2.77%                         $  681      2.58%
                                                  ======             ======                         ======     ======

Margin                                                                3.49%                                     3.46%
                                                                     ======                                    ======



                                                                        Allied First Bancorp, Inc.
                                                                        Nine Months Ended March 31
                                                                          (Dollars in Thousands)
                                                        2002                                     2001
                                       -------------------------------------           -------------------------------------
                                          Average                 Average                 Average                Average
INTEREST EARNING ASSETS                   Balance     Interest     Rate                   Balance    Interest     Rate
-----------------------                   -------     --------     -----                  -------    --------     ----

Loans                                    $64,660      $3,775          7.78%           $65,741         4,423           8.97%
Available for sale securities              1,450          62          5.70%                 -                         0.00%
Federal Home Loan Bank Stock                 943          42          5.94%               226            13           7.67%
Interest earning balances                 15,473         242          2.09%             9,288           267           3.83%
                                         -------      ------          -----           -------         -----           -----

Total interest-earning assets             82,526       4,121          6.66%            75,255         4,703           8.33%
                                         -------      ------          -----           -------         -----           -----

NON-INTEREST EARNING ASSET

Premises and equipment                        82                                          103

Allowance for loan losses                   (679)                                        (668)

Other non-earning assets                     755                                          580
                                         -------                                      -------
Total assets                             $82,684                                      $75,270
                                         =======                                      =======

INTEREST BEARING LIABILITIES

Savings                                  $12,505      $  151          1.61%           $11,869        $  249           2.80%

Money market                              36,253         913          3.36%            30,550         1,380           6.02%

Time deposits                             18,025         833          6.16%            20,567           999           6.48%

Subordinated debt                            424          27          8.49%                40             2           6.67%
                                         -------      ------          -----           -------         -----           -----


                                          67,207       1,924          3.82%            63,026         2,630           5.56%
                                         -------      ------          -----           -------         -----           -----

NON-INTEREST BEARING LIABILITIES AND EQUITY

Checking                                   8,264                                        8,081

Other liabilities                            372                                          336

Equity                                     6,841                                        3,827
                                         -------                                      -------

Total liabilities and equity             $82,684                                      $75,270
                                         =======                                      =======


Net Interest/Spread                                   $2,197          2.84%                           $2,073          2.77%
                                                      ======          =====                           ======          =====

Margin                                                                3.55%                                           3.67%
                                                                      =====                                           =====


PROVISION FOR LOAN LOSSES

         The provision for loan losses was $55,000 and $175,000, respectively, for the three-month and nine-month periods ended March 31, 2002 and $61,000 and $186,000 for the same periods in 2001. Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to address probable incurred losses. Net charge-offs of $68,000 have been recorded for the three-month period ended March 31, 2002, compared to $38,000 of net charge-offs for the same period in 2001. Net charge-offs of $123,000 have been recorded for the nine-month period ended March 31, 2002, compared to $221,000 of net charge-offs for the same period in 2001. The allowance for loan losses was $680,000 or 1.06% of gross loans as of March 31, 2002, compared to $627,000 or 0.98% of net loans at June 30, 2001.

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

         About 96% of our customer base consists of American Airlines pilots and their family members. Although this customer base had historically relatively stable employment and sources of income, the recent terrorist attacks on the United States have adversely affected the airline industry. As a result of these events, the stability of the employment and income of airline pilots has been adversely affected. These layoffs could negatively affect the ability of our customers to repay their loans, although the effect of the layoffs on our loan delinquencies and loan losses cannot be identified with reasonable certainty at this time. As a result of these events, we may have higher loan delinquencies and defaults in future periods. At March 31, 2002, our delinquent loan past due 60 days or more was 0.22% or $140,000 of our loan portfolio compared to 0.03% or $20,000 at June 30, 2001.


NON-INTEREST INCOME

         Non-interest income remained relatively stable over all periods presented. Non-interest income for the three-month periods ended March 31, 2002 and 2001 was $199,000 and $198,000, respectively, and for the nine-month periods was $590,000 and $579,000.

NON-INTEREST EXPENSE

         Non-interest expense for the three-month period ended March 31, 2002 and 2001 was $791,000 and $637,000, respectively, and was $2,280,000 and
$1,901,000, respectively, for the nine-month period ended March 31, 2002 and 2001. For the nine-month period ended March 31, 2002, compensation and employee benefits increased 17.41% over the same nine-month period in 2001. For the three-month period ended March 31, 2002 compensation and employee benefits increased 11.94% over the same three-month period in 2001. The increase in compensation and employee benefits in both periods presented are a result of rising insurance premiums for health care coverage, additional qualified participants in the pension plan and an increase in staff, compensation and benefits expenses. Occupancy and equipment expense decreased 24.93% for the three-month period ended March 31, 2002 over that same three-month period ended in 2001. Occupancy and equipment expense decreased 16.15% for the nine-month period ended March 31, 2002 over the same nine-month period ended March 31, 2001. The decline in occupancy and equipment expenses in both the nine-month period and the three-month period ended March 31, 2002 over the same periods ended 2001 are a result of a number of fixed assets becoming fully depreciated during 2001 year. Data processing expenses increased in the year 2001 and 2002 as a result of adding and updating systems for the conversion from a credit union to a bank. For the nine-month period ended March 31, 2002, other expenses increased 53.36% over the same period nine-month period in 2001. For the three-month period ended March 31, 2002 other expenses 97.41% over the same three-month period in 2001. The increase in other expenses for the nine-month period ending March 31, 2002 over the same nine-month period ending 2001 was a result of increased consulting services in connection with the conversion from a credit union to a bank. The sharp rise in other expenses for the three-month period ended March 31, 2002 over the same period in 2001 is a result of an increase of $14,000 in regulatory fees, an increase of $63,000 in professional fees, and a $24,000 increase in advertising expenses. The increase in professional services is a result of the additional reporting requirements for a stock bank. The increase in advertisement expense is a result of increased promotional activities.


INCOME TAXES

         Due to credit unions being not-for-profit organizations, we were not subject to federal or state income taxes during 2000 and during the first eight months of 2001. The provision for income taxes for the three-month period ended March 31, 2002 was $31,000. For the nine months ended March 31, 2002 a net tax benefit of $103,000 was recorded. As a result of the change in tax status and in accordance with Financial Accounting Standards No. 109, Accounting for Income Taxes, Allied First Bancorp, Inc. recorded a net deferred tax asset in the amount of $205,000 on September 1, 2001. The recording of the deferred tax asset was reflected as an income tax benefit on our income statement.


REGULATORY CAPITAL REQUIREMENTS

         Pursuant to federal law, Allied First Bank must meet three separate minimum capital ratio requirements. As of March 31, 2002, Allied First Bank had core capital, Tier I risk-based and risk-based ratios of 11.40%, 14.43% and 15.38% compared to well-capitalized requirements of 5.00%, 6.00% and 10.00%, respectively.

LIQUIDITY

Liquidity management refers to the ability to generate sufficient cash to fund current loan demand; meet deposit withdrawals and pay operating expenses. Allied First Bancorp, Inc. relies on various funding sources in order to meet these demands. Primary sources of funds include interest-earning balances with other financial institutions, money market mutual funds, proceeds from principal and interest payments on loans as well as the ability to borrow against marketable securities. At March 31, 2002, Allied First Bank had $9.7 million in cash and cash equivalents that could be used for its funding needs. Cash and cash equivalents decreased by $6.8 million compared to the period ending June 30, 2001 and securities available for sale increased by $4.9 million, time deposits with other institutions increased $4.0 million and Federal Home Loan Bank stock increased $1.3 million.

         As of March 31, 2002, management is not aware of any current recommendations by regulatory authorities, which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on Allied First Bancorp, Inc.'s liquidity, capital resources or operations.


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



                                        Allied First Bancorp, Inc.
                                        Registrant




Date:    May 14, 2002                     /s/ Kenneth L. Bertrand
      ---------------------             ---------------------------------------
                                        Kenneth L. Bertrand
                                        President and Chief Executive Officer




Date:    May 14, 2002                    /s/ Brian K. Weiss
      ---------------------             ---------------------------------------
                                        Brian K. Weiss
                                        Chief Financial Officer