Form 10QSB
period 2003-03-31
ALLIED FIRST BANCORP INC
filed 2003-05-16
CIK 1158865

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

   X     QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
 -----   EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                       OR

         TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
 -----   EXCHANGE ACT OF 1934

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

Indicate the number of Shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


As of May 15, 2003, there were 558,350 shares of the Registrant's common stock issued and outstanding.



                           Allied First Bancorp, Inc.

                                      INDEX
                                                                                                                     PAGE NO.
PART I.             FINANCIAL INFORMATION

Item 1.             Consolidated Condensed Financial Statements

                    Consolidated Balance Sheets at March 31, 2003 and June 30, 2002                                      3

                    Consolidated Statements of Income and Comprehensive Income for the three and nine                    4
                    months ended March 31, 2003 and 2002

                    Consolidated Statements of Cash Flows for the nine months ended March 31, 2003 and                   5
                    2002

                    Notes to Consolidated Condensed Financial Statements                                                 6

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations                7

Item 3.             Controls and Procedures                                                                             14

PART II.            OTHER INFORMATION

                    Items 1-6                                                                                           15

                    Signature Page                                                                                      16

                    10-QSB Certifications                                                                               17





                     PART I: FINANCIAL INFORMATION, Item 1.
                           Allied First Bancorp, Inc.
                                                              CONSOLIDATED BALANCE SHEETS


(Unaudited)

                                                                                                                At               At
                                                                                                          March 31,        June 30,
                                                                                                              2003             2002
                                                                                                              ----             ----

ASSETS:

                   Cash and cash equivalents........................................................  $  9,796,052       $7,363,100
                   Securities available for sale....................................................     4,887,646        6,357,945
                   Time deposits with other financial institutions..................................     3,137,926        4,427,403
                   Loans, net of allowance for loan losses of  $622,106 at
                        March  31, 2003 and  $655,633 at June 30, 2002..............................    75,110,900       66,911,855
                   Federal Home Loan Bank stock at cost.............................................     1,614,400        1,532,400
                   Accrued interest receivable......................................................       286,552          269,613
                   Premises and equipment-net.......................................................        72,436           67,932
                    Other assets....................................................................       827,907          353,970
                                                                                                      ------------      -----------
                               Total Assets.........................................................  $ 95,733,819      $87,284,218
                                                                                                      ============      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
                   Non-interest-bearing demand deposits.............................................    $8,184,696       $8,654,978
                   Interest-bearing demand deposits.................................................     6,912,674                -
                   Savings, Now and Money Market deposits...........................................    51,572,024       49,776,811
                    Other time deposits.............................................................    18,244,677       18,287,575
                                                                                                      ------------      -----------
                             Total Deposits.........................................................    84,914,071       76,719,364
                    Other liabilities...............................................................       400,795          491,928
                                                                                                      ------------      -----------
                             Total Liabilities......................................................    85,314,866       77,211,292
                                                                                                      ------------      -----------
Shareholders' Equity:
                   Preferred Stock, $.01 par value, 2,000,000 shares authorized, none issued........             -                -
                   Common Stock, $.01 par value, 8,000,000 shares authorized,
                            608,350 shares issued and outstanding at March 31, 2003 and
                            June 30, 2002...........................................................         6,084            6,084
                   Additional paid-in capital.......................................................     5,271,948        5,271,948
                   Retained earnings................................................................     5,083,682        4,775,108
                   Accumulated other comprehensive income...........................................        57,239           19,786
                                                                                                      ------------      -----------
                                Total shareholders' equity..........................................    10,418,953       10,072,926
                                                                                                      ------------      -----------
                                        Total Liabilities and Shareholders' Equity..................  $ 95,733,819      $87,284,218
                                                                                                      ============      ===========

The accompanying notes are an integral part of these consolidated financial statements.


                      PART I: FINANCIAL INFORMATION, Item 1
                           Allied First Bancorp, Inc.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                    (Unaudited)
                                                                                 Three Months Ended            Nine MonthsEnded
                                                                                     March 31,                    March 31,
                                                                            2003            2002           2003           2002

Interest Income:

              Loans receivable......................................   $ 1,231,235     $  1,136,606    $ 3,622,847    $ 3,774,681
              Interest earning deposits.............................        54,521           85,983        199,925        284,666
              Securities............................................        50,814           43,377        269,166         61,221
                                                                       -----------     ------------    -----------    -----------
                   Total Interest Income............................     1,336,570        1,265,966      4,091,938      4,120,568
Interest Expense:
              Deposits..............................................       456,138          537,805      1,561,417      1,896,388
              Other.................................................         9,070            -             14,460         27,305
                                                                       -----------     ------------    -----------    -----------
                   Total Interest Expense...........................       465,208          537,805      1,575,877      1,923,693
Net Interest Income: ...............................................       871,362          728,161      2,516,061      2,196,875

Provision for loan losses...........................................        60,000           55,000        221,000        175,000
                                                                       -----------     ------------    -----------    -----------
Net interest income after
provision for loan losses...........................................       811,362          673,161      2,295,061      2,021,875

Non-interest income:
              Credit and debit card transaction.....................       139,497          143,638        409,456        425,815
              Account fees..........................................        43,592           28,071        108,707         77,664
              Gain on sale of securities............................         4,132            -              4,132          -
              First mortgage loan fees..............................        16,926           20,575         62,441         59,235
              Other.................................................         8,671            6,758         25,535         27,767
                                                                       -----------     ------------    -----------    -----------
                   Total non-interest income........................       212,818          199,042        610,271        590,481

Non-interest expense:
              Salaries and employee benefits........................       317,694          292,231        896,825        835,639
              Office operations and equipment.......................        90,021          103,364        277,773        300,724
              Occupancy expense.....................................        24,109           19,369         65,494         58,105
              Data processing.......................................        31,755           31,804         95,435         95,046
              Loan servicing........................................       101,868          107,541        315,396        325,874
              Travel and conference.................................        29,497           9,324          69,409         72,958
              Professional services.................................        68,845          95,041         239,720        238,783
              Marketing and promotion...............................        34,416          43,349         192,865        116,441
              Other expenses........................................        90,298          89,373         246,554        236,130
                                                                       -----------     ------------    -----------    -----------
                   Total non-interest expense.......................       788,503         791,396       2,399,471      2,279,700


Income before income taxes: ........................................       235,677          80,807         505,861        332,656

              Income tax expense (benefit)..........................        91,639          31,499         197,287       (103,472)
                                                                       -----------     ------------    -----------    -----------
Net income: ........................................................       144,038          49,308         308,574        436,128
                                                                       ===========     ============    ===========    ===========

Other Comprehensive Income (Loss)....................................       (3,484)        (25,914)         37,453        (40,610)
                                                                       -----------     ------------    -----------    -----------
Total Comprehensive Income...........................................      140,554          23,394         346,027        395,518
                                                                       ===========     ============    ===========    ===========
Earning per common shares
              Basic..................................................        $0.24            $0.08          $0.51          $0.08
              Diluted................................................        $0.24            $0.08          $0.51          $0.08



The accompanying notes are an integral part of these consolidated financial statements



                      PART I: Financial Information, Item 1
                           Allied First Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Nine Months Ended
                                                                                                            March 31,
                                                                                                       2003            2002
                                                                                                       ----            ----

Cash flows from operating activities
         Net Income.........................................................................   $    308,574     $   436,128
         Adjustment to reconcile net income to net cash from
              operating activities
                         Depreciation.......................................................         33,655          48,901
                         Amortization of premiums on securities.............................        103,671           2,586
                         Net gain on sale of securities.....................................         (4,132)              -
                         Provision for loan losses..........................................        221,000         175,000
                         FHLB stock dividend...............................................         (82,000)              -
                         Net Changes in
                              Accrued interest receivable..................................         (16,939)        (54,299)
                              Other assets.................................................        (496,822)        (48,839)
                              Other liabilities............................................         (91,133)          1,738
                                                                                               --------------   ------------
                                    Net cash from operating activities.....................         (24,126)        561,215

Cash flows from investing activities
         Purchase of available for sale securities.........................................      (6,068,154)     (5,202,553)
         Sale of available for sale securities.............................................       4,172,635               -
         Principal collected on mortgage backed securities.................................       3,326,617         278,676
         Purchase of Federal Home Loan Bank stock..........................................               -      (1,276,675)
         Net expenditures of premises and equipment........................................         (38,159)        (42,198)
         Purchase of loans from other institutions.........................................     (10,556,546)              -
         Net changes in:
                         Loans to customers................................................       2,136,501          91,558
                         Time deposits with other financial institutions...................       1,289,477      (4,003,623)
                         National Credit Union Share Insurance Fund deposit................               -         618,802
                                                                                               --------------   ------------
                                    Net cash from investing activities.....................      (5,737,629)     (9,536,013)

Cash flows from financing activities

         Net changes in deposits...........................................................       8,194,707      (3,095,901)
         Net proceeds from sale of common stock............................................               -       5,278,032
         Borrowings .......................................................................      11,500,000               -
         Repayments of borrowings..........................................................     (11,500,000)              -
         Proceeds from the issuance of subordinated debt...................................               -       1,000,000
         Retirement of subordinated debt...................................................               -      (1,000,000)
                                                                                               --------------   ------------
                                    Net cash from financing activities.....................       8,194,707       2,182,131


Increase (decrease) in cash and cash equivalents...........................................       2,432,952      (6,792,667)

Cash and cash equivalents at beginning of period...........................................       7,363,100      16,455,200
                                                                                               --------------   ------------
Cash and cash equivalents at end of period.................................................    $  9,796,052     $ 9,662,533
                                                                                               ==============   ============


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

         In the opinion of management, the consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of the Company as of March 31, 2003 and June 30, 2002 and the results of its operations, for the three and nine months ended March 31, 2003 and 2002. Financial statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended March 31, 2003.

         Operating results for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. Allied First Bancorp, Inc.'s 2002 annual report on Form 10-KSB should be read in conjunction with these statements.


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


(3) Plan of Stock Conversion

         On September 1, 2001, Allied Pilots Association Federal Credit Union converted to Allied First Bank, an Illinois mutual savings bank as the first part in a two-part plan to improve the capital position of the institution. In conjunction with the first part of the plan, Allied First Bank issued subordinated capital notes, qualifying as Tier 2 capital, in the amount of $1.0 million on September 1, 2001. The subordinated capital notes had a term of five years, interest rate of 8.5% and were redeemable without any prepayment penalty. The issuance of the notes was sufficient to qualify Allied First Bank as adequately capitalized. In the second part of the plan, on September 17, 2001, the Board of Directors of Allied First Bank adopted a Plan of Stock Conversion to convert from an Illinois mutual savings bank to an Illinois stock savings bank with the concurrent formation of a holding company. The purpose of the mutual to stock conversion was to increase the capital of Allied First Bank in order to enable it to meet the well-capitalized requirements of an FDIC insured institution and to support the future growth of the institution. The subordinated capital notes were retired upon completion of the stock conversion.

On December 27, 2001, Allied First Bancorp, Inc. sold 608,350 shares of common stock at $10 per share and received proceeds of $5,278,032 net of conversion expenses of $805,468. Approximately 98% of the net proceeds were used by Allied First Bancorp, Inc. to acquire all of the capital stock of Allied First Bank.


 (4) Earnings Per Common Share

         The conversion to a stock based institution occurred on December 27, 2001. Earnings per common share information is only presented for periods since December 27, 2001. Since earnings per common share is not presented for financial quarters before the quarter ended March 31, 2002 both the quarter ended March 31, 2002 and the nine-month period ended March 31, 2002 had $.08 earnings per common share. Earnings per common share was computed based on 608,350 shares issued and outstanding. There are no potential dilutive common shares.



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



                COMPARISON OF THREE-MONTH AND NINE-MONTH PERIODS
                          ENDED MARCH 31, 2003 AND 2002


GENERAL

         Net income for the three-month and nine-month periods ended March 31, 2003 was $144,000 and $309,000, respectively, compared to net income of $49,000 and $436,000 for the equivalent periods in 2002. The increase in net income for the three-month period ended March 31, 2003 compared to the same three month period in 2002 was due primarily to a higher net interest margin. In the nine-month period ended March 31, 2003 net income was lower than the nine-month period ended March 31, 2002 due to the tax credit being recorded. As a former credit union, the bank was not subject to federal incomes taxes or state income taxes. Effective September 1, 2001, the bank was subject to federal and state income taxes. As a result of the change in tax status and in accordance with Financial Accounting Standards No. 109, Accounting for Income Taxes, the Bank recorded a net deferred tax asset in the amount of $205,000 on September 1, 2001 as an income tax benefit.


NET INTEREST INCOME

         The net interest income for the three-month period ended March 31, 2003, was $872,000 compared to $728,000 for the same period in 2002. This is a 19.78% increase over the same period in 2002. The net interest margins were 3.73% and 3.49% for the three-month periods ended March 31, 2003 and 2002. The net interest income for the nine-month period ended March 31, 2003, was $2,516,000 compared to $2,197,000 for the same period in 2002, an increase of 14.52% and resulted in a net interest margin of 3.71% compared to 3.55% in 2002. The reason net interest income rose in the nine-month and three-month period ended March 31, 2003 compared to the same periods in 2002 was due to a higher average loans as well as a lower percentage cost on interest bearing liabilities. The nine-month period ended March 31, 2003 had a rising interest rate margin due to a 95 basis point drop in interest bearing liabilities from the prior nine-month period.

           Total average investment securities increased $2,405,000 and $5,708,000, for the three-month and nine-month periods over one-year ago. Total average loans increased $15,731,000 and $7,797,000, for the three-month and nine-month periods over one-year ago. The increase in average loans in 2003 over 2002 average loans is due to the purchase of $8,807,000 in first mortgage loans as well as $1,750,000 in commercial mortgage loans. The yields on total average earning assets were 5.72% and 6.06% for the three-month periods ended March 31, 2003, and 2002 and 6.03% and 6.66% for the nine-month periods, ended March 31, 2003 and 2002.

         Total average interest bearing liabilities increased $11,181,000 and $6,121,000, for the three-month and nine-month periods ended March 31, 2003, over the comparative periods in 2002. Interest bearing liabilities increased primarily due to the introduction and promotion of an interest bearing checking account.

INTEREST INCOME

         Interest income for the three months and nine months ended March 31, 2003 was $1,337,000 and $4,092,000 compared to $1,266,000 and $4,121,000 for the same period in 2002. The decrease in the nine-month period was primarily due to a decline in yields on earning assets during 2002. In the three-month period the increase in average earning assets offset the lower yields earned during that period resulting in the increase in interest income.

INTEREST EXPENSE

         Interest expense for the three months and nine months ended March 31, 2003 was $465,000 and $1,576,000 compared to $538,000 and $1,924,000 for the same period in 2002. The decrease was primarily due to lower rates paid on interest-bearing liabilities during 2003, which was 2.43% for the three-month period ending March 31, 2003, and 2.87% for the nine months ending March 31, 2003. This represents an 86 and a 95 basis point decrease in the rates paid over the same periods in the prior year.

The following tables set forth consolidated information regarding average balances and annualized average rates.


                                                                       Allied First Bancorp, Inc.
                                            Three Months Ended March 31                        Three Months Ended March 31
                                                       2003                                               2002
                                      ----------------------------------------           ----------------------------------------
                                          Average                   Average                  Average                   Average
INTEREST EARNING ASSETS                   Balance       Interest     Rate                    Balance      Interest      Rate
-----------------------                   -------       --------     ----                    -------      --------      ----

Loans (1)                                 $   79,392  $    1,231        6.20%             $    63,661     $  1,137      7.14%
Available for sale securities                  5,506          51        3.71%                   3,101           45      5.80%
Federal Home Loan Bank stock                   1,594          20        5.02%                   1,514           19      5.02%
Interest earning balances                      7,082          35        1.98%                  15,277           65      1.71%
                                            ---------     ---------     -----                  ------        -------    ------
Total interest-earning assets                 93,574       1,337        5.72%                  83,503        1,266      6.06%
                                            ---------     ---------     -----                  ------        -------    ------
NON-INTEREST EARNING ASSETS

Premises and equipment                            67                                               81
Allowance for loan losses                       (648)                                            (701)
Other non-earning assets                         917                                              662
                                            ---------                                          ------
Total assets                              $   93,910                                         $ 83,545
                                            =========                                          ======

INTEREST BEARING LIABILITIES

Interest checking                            $ 7,759    $     37        1.91%                $      -            -      0.00%
Savings                                       11,640          21        0.72%                  11,959           35      1.17%
Money market                                  37,032         199        2.15%                  35,971          259      2.88%
Time deposits                                 17,971         199        4.43%                  17,471          244      5.59%
Borrowings                                     2,180           9        1.65%                       -            -      0.00%
                                            ---------     ---------     -----                  ------        -------    ------

Total interest-bearing liabilities            76,582         465        2.43%                  65,401          538      3.29%
                                            ---------     ---------     -----                  ------        -------    ------

NON-INTEREST BEARING LIABILITIES AND EQUITY

Checking                                      6,571                                             8,028
Other liabilities                               462                                               280
Equity                                       10,295                                             9,836
                                      ----------------                                   ----------------
Total liabilities and equity           $      93,910                                      $    83,545
                                      ================                                   ================


Net Interest/Spread                                         872                  3.29%                         728      2.77%
                                                           =============================                  =========================

Margin                                                                  3.73%                                           3.49%
                                                                   ===========                                       ============

(1) Total loans less deferred net loans fees



                                                                                               Allied First Bancorp, Inc.
                                             Nine Months Ended March                   Nine Months Ended March
                                                         2003                                     2002
                                       -------------------------------------           ------------------------------------
                                          Average                  Average                Average                 Average
INTEREST EARNING ASSETS                   Balance      Interest     Rate                  Balance     Interest     Rate


Loans (1)                           $ 72,457      $ 3,623            6.67%            64,660       3,775            7.78%
Available for sale securities          7,158          269            5.01%             1,450          62            5.70%
Federal Home Loan Bank stock           1,572           63            5.34%               943          42            5.94%
Interest earning balances              9,319          137            1.96%            15,473         242            2.09%

Total interest-earning assets         90,506        4,092            6.03%            82,526       4,121            6.66%

NON-INTEREST EARNING ASSET

Premises and equipment                    66                                              82
Allowance for loan losses               (645)                                           (679)
Other non-earning assets                 724                                             755
                                  ---------------                                 --------------
Total assets                          90,651                                        $ 82,684
                                  ===============                                 ==============

INTEREST BEARING LIABILITIES


Interest Checking                       6,824    $    148            2.89%                 -           -            0.00%
Savings                                11,517          79            0.91%            12,505         151            1.61%
Money market                           35,482         656            2.47%            36,253         913            3.36%
Time deposits                          18,441         679            4.91%            18,025         833            6.16%
Borrowings                              1,064          14            1.75%                 -           -            0.00%
Subordinated Debt                           -           -            0.00%               424          27            8.49%


Total interest-bearing liabilities     73,328       1,576            2.87%            67,207       1,924            3.82%

NON-INTEREST BEARING LIABILITIES AND EQUITY

Checking                                6,589                                          8,264
Other liabilities                         514                                            372
Equity                                 10,220                                          6,841
                                  ---------------                                 --------------
Total liabilities and equity           90,651                                    $    82,684
                                  ===============                                 ==============


Net Interest/Spread                                  2,516           3.16%                         2,197            2.84%
                                                     =======================                      =========================

Margin                                                               3.71%                                          3.55%
                                                                  ==========                                     ==========

(1) Total Loans less deferred net loan fees



PROVISION FOR LOAN LOSSES

         The provision for loan losses was $60,000 and $221,000, for the three-month and nine-month periods ended March 31, 2003 and $55,000 and $175,000 for the same periods in 2002. Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to address probable incurred losses. Net charge-offs of $115,000 have been recorded for the three-month period ended March 31, 2003, compared to $67,000 of net charge-offs for the same period in 2002. Net charge-offs of $255,000 have been recorded for the nine-month period ended March 31, 2003, compared to $123,000 of net charge-offs for the same period in 2002. The allowance for loan losses was $622,000 or 0.83% of net loans as of March 31, 2003, compared to $656,000 or 0.98% of net loans at June 30, 2002. The reason for the decline in percentage of allowance for loan loss to net loans was primarily due to loan portfolio shifting to a greater percentage of real estate secured loans and a smaller percentage of unsecured loans. The portfolio shifting to more real estate loans occurred with the purchase of $8.8 million in first mortgage loans as well as $1.8 million in commercial real estate loans. Allied First Bancorp, Inc. holds a small percentage in secured commercial loans, which was $3.7 million or 4.93% of net loans at March 31, 2003. Allied First Bancorp also held $35.3 million in real estate secured loans an increase of $11.7 million or 49.57%, from $23.6 million in real estate secured loans at June 30, 2002. This increase put the total real estate secured loans to approximately 47% of the net loan portfolio.

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

         Approximately 93% of our customer base consists of American Airlines pilots and their family members. Although this customer base had historically relatively stable employment and sources of income, the terrorist attacks on the United States in September 2001, the war in Iraq, the Severe Acute Respiratory Syndrome outbreak in a number of countries, initially in the Peoples' Republic of China in late 2002, and the current economic environment have adversely affected the airline industry. More recently, AMR Corp, the parent company of American Airlines, indicated that it was able to avoid filing for bankruptcy protection after it was able to resolve differences regarding pay and benefit concessions with the union representing the employees. As a result of these factors, the stability of the employment and income of the American Airline pilots has been adversely affected and could negatively affect the ability of our customers to repay their loans, although the effect on our loan delinquencies and loan losses cannot be identified with reasonable certainty at this time. As a result of these factors, we may have higher loan delinquencies and defaults in future periods. At March 31, 2003, our delinquent loans past due 60 days or more was 0.14% or $105,000 of our loan portfolio compared to 0.11% or $75,000 at June 30, 2002. This increase was due to new bankruptcy filings during the period.






NON-INTEREST INCOME

         Non-interest income remained relatively stable over all periods presented. Non-interest income for the three-months periods ended March 31, 2003 and 2002 was $213,000 and $199,000, respectively and for the nine-month periods were $610,000 and $590,000.


NON-INTEREST EXPENSE

         Non-interest expense for the three-month period ended March 31, 2003, was $789,000, a decrease of $3,000, or 0.25%, compared to the same period in 2002. Salary and employee benefits was $318,000 for the three-month period ended March 31, 2003 an increase of $25,000 or 8.90%, from $292,000 for the same period in 2002. The increase in salaries and employee benefits is due to normal merit raises. Office operations and equipment expense was $90,000 down $13,000 or 12.62% for the three-month period ended March 31, 2003 compared to $103,000 for the same three-month period in 2002. The decrease was due to lower expense for stationary, forms, and office supplies. These expenses were increased in the prior year due to additional purchases in connection with the name change to Allied First Bank. Occupancy expense was $24,000 for the quarter ended March 31, 2003 up $5,000 or 26.32% from $19,000 for same three-month period in 2002. The reason for the increase was a change in rent effective January 1, 2003. The travel and conference expense was $29,000, an increase of $20,000 from $9,000 for the same period in 2002. The increase is a result of a planning conference that was held in March of 2003. Professional services were $69,000 for the three-month period ended March 31, 2003 down $26,000 or 27.37% from $95,000 for the same three-month period in 2002. This expense was increased in the previous year due to additional professional fees in connection with becoming a publicly held company on December 27, 2001. Marketing and promotion was $34,000 for the three-month period ended March 31, 2003, a decrease of $9,000 or 20.93%, from $43,000 for the same period in 2002. The decrease in marketing and promotion expense is a result of decreased promotional activities in the first calendar quarter of 2003.

         Non-interest  expense was $2,399,000  for the  nine-month  period ended
March 31, 2003, an increase of $119,000 or 5.22% from $2,280,000 for the same nine-month period in 2002. Salary and employee benefits was $897,000 for the nine-month period ended March 31, 2003 an increase of $61,000 or 7.30%, from $836,000 for the same period in 2002. Occupancy expense was $65,000 for the nine-month period ended March 31, 2003 up $7,000 or 12.07% from $58,000 for the same nine-month period in 2002. The primary reason for the increase was a change in rent effective January 1, 2003. Marketing and promotion was $193,000 for the nine-month period ended March 31, 2003 an increase of $77,000 or 66.38%, from $116,000 for the same period in 2002. The reason for the increase in marketing and promotions in the nine-month period ending March 31, 2003 is that marketing efforts increased to promote Allied First Bank in new markets, which were not available until the charter and name change that took place on September 1, 2001.


INCOME TAXES

         The provision for income taxes was $92,000 and $31,000, for the three-month periods ending March 31, 2003 and 2002. The reason for a higher provision for income taxes for the three-month period ended March 31, 2003 over that same period in 2002 was due to a $156,000 or 192.59% increase in income prior to tax. For the nine-month period ended March 31, 2003 the provision for income tax was $197,000. For the nine-months ended March 31, 2002 a net tax benefit of $103,000 was recorded. Due to credit unions being not-for-profit organizations, the institution was not subject to federal or state income taxes prior to September 1, 2001. As a result of the change in tax status and in accordance with Financial Accounting Standards No. 109, Accounting for Income Taxes, Allied First Bancorp, Inc. recorded a net deferred tax asset in the amount of $205,000 on September 1, 2001. The recording of the deferred tax asset was reflected as an income tax benefit on our income statement.


REGULATORY CAPITAL REQUIREMENTS

         Pursuant to federal law, Allied First Bank must meet three separate minimum capital ratio requirements. As of March 31, 2003, Allied First Bank had core capital, Tier I risk-based and total risk-based ratios of 10.8%, 12.9% and 13.8% compared to well-capitalized requirements of 5.00%, 6.00% and 10.00%. At June 30, 2002, Allied First Bank had core capital, Tier I risk-based and total risk-based ratios of 11.9%, 13.6% and 14.5%.


LIQUIDITY

         Liquidity management refers to the ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, and pay operating expenses. Allied First Bancorp, Inc. relies on various funding sources in order to meet these demands. Primary sources of funds include interest-earning balances with other financial institutions, money market mutual funds, proceeds from principal and interest payments on loans as well as the ability to borrow against first mortgages, and marketable securities. At March 31, 2003, Allied First Bank had $9.8 million in cash and cash equivalents that could be used for its funding needs. Cash and cash equivalents increased by $2.4 million compared to the period ending June 30, 2002 and securities available for sale decreased by $1.5 million, time deposits with other institutions decreased $1.3 million. The increase in cash and cash equivalents in primarily due to deposit growth, which was $8.2 million for the nine months, ended March 31, 2003.

         As of March 31, 2003, management is not aware of any current recommendations by regulatory authorities, which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on Allied First Bancorp, Inc.'s liquidity, capital resources or operations.


                                     Item 3
                           Allied First Bancorp, Inc.
                             CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this report an evaluation was carried out under the supervision and with the participation of Allied First Bancorp Inc.'s management, including the Chief Executive Offer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(c)) under the Securities Exchange Act of 1934). Based on their evaluation, Allied First Bancorp Inc.'s Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are to the best of their knowledge, effective to ensure that the information required to be disclosed by Allied First Bancorp Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in Allied First Bancorp Inc.'s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.









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



                                          Allied First Bancorp, Inc.
                                          Registrant




Date:  May 15, 2003                       /s/ Kenneth L. Bertrand
                                          ---------------------------------
                                          Kenneth L. Bertrand
                                          President and Chief
                                          Executive Officer




Date:  May 15, 2003                       /s/ Brian K. Weiss
                                          ---------------------------------
                                          Brian K. Weiss
                                          Chief Financial Officer

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

Date: May 15, 2003                         /s/ Kenneth L. Bertrand
                                          -----------------------------------
                                          Kenneth L. Bertrand
                                          Chief Executive Officer

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

Date: May 15, 2003                           /s/ Brian K. Weiss
                                             --------------------------------
                                             Brian K. Weiss
                                             Chief Financial Officer