Form 10KSB
ALLIED FIRST BANCORP INC
filed 2003-09-29
CIK 1158865

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                         Commission File Number 1-16763

                           ALLIED FIRST BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Maryland                                             36-4482786
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

387 Shuman Blvd., Suite 120W, Naperville, Illinois                60563
(Address of Principal Executive Offices)                         Zip Code

       Registrant's telephone number, including area code: (630) 778-7700

                                   ----------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      As of September 8, 2003, the Registrant had 558,350 shares of Common Stock issued and outstanding.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of September 8, 2003 was $6.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended
                                 June 30, 2003.

      PART III of Form 10-KSB - Proxy Statement for 2003 Annual Meeting of
                                 Stockholders.

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

      The executive offices of Allied First Bancorp, Inc. are located at 387 Shuman Boulevard, Suite 120W, Naperville, Illinois 60563, and its telephone number at that address is (630) 778-7700.

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

      Our historical principal business consists of attracting retail deposits from the members of the credit union and investing those funds primarily in consumer loans. Our revenues are derived principally from interest on loans and investments. We also generate revenue from fees and other income. Allied First Bank now serves the general public rather than being limited to serving only the pilots of American Airlines and their family members.

      We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, interest and non-interest bearing demand deposit accounts and time deposit accounts with varied terms ranging from three months to 60 months. We have historically solicited deposits from our members, the largest concentration of which reside in the States of California, Florida, Illinois, and Texas, through direct mailings and over the Internet.

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

      Historically, due to the geographic dispersion of our customer base, we have offered our products and services through such delivery channels as direct payroll deposit, debit cards, credit cards, 24 hour telephone access, home banking and access through automated teller machines located worldwide. Due to the nature of our historical customer base, we have very limited walk-in traffic and would expect that to continue in the near future until we establish a presence in the community.

      General. Our loans carry either a fixed or an adjustable rate of interest. We originate a variety of consumer loans including automobile and recreational vehicle loans, unsecured lines of credit, signature loans, credit cards loans, home equity loans and mortgage loans. When we originate a mortgage, we typically sell the loans immediately after funding with servicing released and without recourse. Currently, these loans are sold to one investor and underwritten by the investor pursuant to Freddie Mac or Fannie Mae guidelines. However, during the 2002 fiscal year we started to retain a portion of the loans in our portfolio. We retain loans within our DuPage County market area for Community Reinvestment Act purposes as well as outside our market area where retention is needed for asset/liability management purposes. In determining whether to retain loans we consider, among other things, the interest rate environment, our liquidity levels, geographical diversity and balance sheet management. The maximum loan to value ratio of any retained loan does not exceed 95% and loans with a loan to value ratio in excess of 80% require private mortgage insurance. In addition to the retaining a portion of the mortgage loans that we originate, we also purchase first mortgage loans from other financial institutions. In 2003, we purchased approximately $33.2 million in first mortgage loans from other financial institutions. We do originate home equity lines of credit for our portfolio and such loans carry an adjustable rate of interest. We also originate home equity loans for our portfolio and such loans carry a fixed rate of interest. We do not originate commercial loans or commercial real estate loans. However, we do have participations in commercial loans that are secured by aircraft and real estate. Mortgage loans generally have a longer term amortization, with principal and interest due each month, than other types of loans. At June 30, 2003, our net loan portfolio totaled $87.3 million, which constituted 85.9 % of our total assets.

      As an Illinois savings bank we are generally entitled to lend up to 25% of our unimpaired capital and surplus to any one borrower at a time. The maximum amount which we could have loaned to any one borrower and the borrower's related entities at June 30, 2003 was $2.5 million. At June 30, 2003, we had no loans or group of loans to related borrowers with outstanding balances in excess of this amount. Our five largest lending relationships at June 30, 2003 were as follows:
(i) a $643,000 variable rate loan secured by a first mortgage, (ii) a fixed rate first mortgage with a $539,000 outstanding balance; (iii) a $499,000 variable loan secured by a first mortgage; (iv) a $492,000 fixed rate loan secured by a first mortgage; and (v) a variable rate loan secured by a first mortgage with a $491,000 outstanding balance. At June 30, 2003, all of these loans totaling $2.7 million in the aggregate were performing in accordance with their terms.

      The following table presents information concerning the composition of Allied First Bank's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                                         June 30,
                                                     -------------------------------------------------
                                                             2003                        2002
                                                     ---------------------       ---------------------
                                                     Amount        Percent       Amount        Percent
                                                     ------        -------       ------        -------
                                                                  (Dollars in Thousands)
Loans:
   Vehicle ...................................      $ 11,465        13.14%      $ 14,678        21.75%
   Airplane ..................................         3,312         3.80          2,650         3.93
   Boat ......................................         3,042         3.49          4,304         6.38
   Signature .................................         4,176         4.79          5,225         7.74
   Lines of credit ...........................         7,170         8.22          9,268        13.73
   Deposit secured ...........................            87         0.10            112          .17
   Home equity ...............................        19,374        22.21         20,642        30.59
   Commercial real estate (first mortgage) ...         1,221         1.40          2,096         3.11
   First mortgages ...........................        32,627        37.40          2,939         4.36
   Credit card ...............................         4,770         5.47          5,566         8.24
                                                    --------       ------       --------       ------
      Total Loans ............................        87,244       100.00%        67,480       100.00%
                                                                   ======                      ======
Less allowance for loan losses ...............          (592)                       (656)
Net deferred loan costs ......................           141                          88
Unamortized premiums .........................           457                          --
                                                    --------                    --------

      Net Loans ..............................      $ 87,250                    $ 66,912
                                                    ========                    ========

      The following table shows the composition of Allied First Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                             June 30,
                                                         -------------------------------------------------
                                                                 2003                        2002
                                                         ---------------------       ---------------------
                                                         Amount        Percent       Amount        Percent
                                                         ------        -------       ------        -------
                                                                      (Dollars in Thousands)
Fixed-rate loans:
Vehicle ..........................................      $ 11,465        13.14%      $14,678         21.75%
Airplane .........................................         1,013         1.16         2,045          3.03
Boat .............................................         1,793         2.06         2,761          4.09
Signature ........................................         4,176         4.79         5,225          7.74
Lines of credit ..................................         4,719         5.41         6,590          9.77
Deposit secured ..................................            87          .10           112          0.17
Home equity ......................................         3,124         3.58         4,951          7.34
Commercial participation loans (aircraft) ........         1,923         2.20         2,096          3.11
Commercial real estate loans (first mortgage) ....         1,221         1.40            --            --
First mortgages ..................................         7,694         8.82         2,939          4.36
Credit card ......................................         4,770         5.47         5,567          8.25
                                                        --------       ------       -------        ------
  Total fixed-rate loans .........................      $ 41,985        48.12%      $46,964         69.60%

Adjustable-rate loans:
Airplane .........................................      $    376          .43%      $   784           .90%
Boat .............................................         1,249         1.43         1,543          2.29
First mortgages ..................................        24,933        28.58            --            --
Lines of credit ..................................         2,451         2.81         2,678          3.97
Home equity ......................................        16,250        18.63        15,690         23.25
                                                        --------       ------       -------        ------

   Total adjustable-rate loans ...................        45,259        51.88%       20,516         30.40
                                                        --------       ------       -------        ------
   Total gross  loans ............................      $ 87,244       100.00%      $67,480        100.00%

Net deferred loan costs ..........................           141                         88
Unamortized premiums .............................           457                         --
Allowance for loan losses ........................          (592)                      (627)
                                                        --------                    -------
   Total loans receivable, net ...................      $ 87,250                    $66,912
                                                        ========                    =======

      The following schedule illustrates the contractual maturity of Allied First Bank's loan portfolio at June 30, 2003. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                                                    Lines        Deposit
                                       Vehicle       Airplane         Boat        Signature       of Credit      Secured
                                      --------       --------       --------      ---------       ---------      --------
                                                                        (In Thousands)
Amounts due:
One year or less ..............       $  4,277       $    598       $    753       $  1,718       $  2,163       $     29
Over one year to five years ...          7,103          2,579          1,851          2,379          4,994             58
Over five years ...............             85            135            438             79             13             --
                                      --------       --------       --------       --------       --------       --------
Total amount due ..............       $ 11,465       $  3,312       $  3,042       $  4,176       $  7,170       $     87
                                      ========       ========       ========       ========       ========       ========

Unamortized premiums ..........

Net deferred loan costs .......

Allowance for loan losses .....


Loans receivable, net .........


Due after one year:
Adjustable rate ...............       $     --       $    299       $  1,050       $     --       $  1,780       $     --
Fixed rate ....................          7,188          2,415          1,239          2,458          3,227             58
                                      --------       --------       --------       --------       --------       --------

Total .........................       $  7,188       $  2,714       $  2,289       $  2,458       $  5,007       $     58
                                      ========       ========       ========       ========       ========       ========

                                        Home          First        Commercial        Credit
                                      Equity(1)      Mortgages     Real Estate       Card(2)        Total
                                      ---------      ---------     -----------      --------       --------
                                                                  (In Thousands)
Amounts due:
One year or less ..............        $    556       $  2,187       $    142       $  4,770       $ 17,194
Over one year to five years ...           1,821          8,747            569             --         30,101
Over five years ...............          16,997         21,693            510             --         39,949
                                       --------       --------       --------       --------       --------
Total amount due ..............        $ 19,374       $ 32,627       $  1,221       $  4,770       $ 87,244
                                       ========       ========       ========       ========       ========

Unamortized premiums ..........                                                                    $    457
                                                                                                   --------
Net deferred loan costs .......                                                                    $    141
                                                                                                   --------
Allowance for loan losses .....                                                                    $   (592)
                                                                                                   --------

Loans receivable, net .........                                                                    $ 87,250
                                                                                                   ========

Due after one year:
Adjustable rate ...............        $ 16,249       $ 23,333       $     --       $     --       $ 42,711
Fixed rate ....................           2,569          7,107          1,079             --       $ 27,340
                                       --------       --------       --------       --------       --------

Total .........................        $ 18,818       $ 30,440       $  1,079       $     --       $ 70,051
                                       ========       ========       ========       ========       ========

----------
(1) Includes home equity loans of $16.3 million which require interest only payments for fifteen years and then converts to a fifteen year amortization schedule.

(2) Credit card repayment terms require a minimum payment of 2.2% of the balance or $15, whichever is greater. Due to the revolving credit arrangement, all amounts shown are due in one year or less.

      Of our total gross loans of $87.2 million at June 30, 2003, approximately $42.0 million have fixed rates of interest and approximately $45.2 million have adjustable rates of interest.

      Consumer Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. At June 30, 2003, our total loan portfolio was composed of consumer loans totaling $34.0 million. We offer a variety of secured and unsecured consumer loans, including automobile and recreational vehicle, recreational boat and airplane loans, lines of credit and signature loans, credit card loans, and loans secured by savings deposits.

      A significant component of our consumer lending are loans secured by vehicles (automobiles and recreational vehicles), boats and airplanes. At June 30, 2003, our vehicle loans totaled $11.5 million or 13.1% of our gross loan portfolio, our boat loans totaled $3.0 million or 3.5% of our gross loan portfolio, and our consumer airplane loans totaled $1.4 million or 1.6% of our gross loan portfolio. Boat and airplane loans have a maximum term of six years for fixed rate loans and 15 years for variable rate loans. Loan to value ratios for boats and airplanes are up to 90% of the sales price. Vehicle loans may be written for up to six years and usually have fixed rates of interest. Loan to value ratios for vehicle loans are up to 100% of the sales price for new vehicles and up to 100% of the value on used vehicles, based on valuation from official guides. We originate such loans only on a direct basis, where Allied First Bank extends credit directly to the borrower. We require the collateral for these loans to be insured and Allied First Bank to be listed as the loss payee on the insurance policy.

      We also originate unsecured revolving lines of credit and signature (personal) loans. Unsecured revolving lines of credit and signature loans are made to borrowers for a variety of personal needs. Unsecured revolving lines of credit are usually limited to a maximum of three times the borrower's monthly gross income. These loans usually have fixed rates but permit the institution to increase or decrease the interest rate upon 30 days advance notice. Any increase or decrease will apply only if there is a subsequent draw. Management reviews the loan file periodically to determine whether the line should remain active. Signature loans are also unsecured and are usually limited to a maximum of $50,000. Signature loans may be written for up to five years and usually have fixed rates of interest. At June 30, 2003, unsecured revolving lines of credit and signature loans totaled $7.2 million or 8.2% of our gross loan portfolio and $4.2 million or 4.8% of our gross loan portfolio, respectively. At June 30, 2003, we had a commitment to fund an aggregate of $31.6 million in lines of credit.

      Allied First Bank also originates credit card loans through its participation as a Visa Card issuer. The interest rate currently charged by Allied First Bank on its credit card loans ranges from 9.9% to 14.9%, and we are permitted to change the interest rate on 30 days advance notice. The processing of bills and payments is contracted to an outside service provider. At June 30, 2003, we had a commitment to fund an aggregate of $31.9 million in credit card loans, which represented the aggregate credit limit on credit cards, and had $4.8 million of credit card loans outstanding, representing 5.5% of our gross loan portfolio.

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

      Real Estate Lending. Real estate loans generally have longer terms to maturity, lower rates of default, and carry lower rates of interest than do consumer loans. At June 30, 2003, our total loan portfolio was composed of Residential 1-4 family first mortgage loans and home equity loans totaling $52.0 million. We offer first mortgages loans, home equity loans, and home equity lines of credit.

      A significant component of our real estate lending is Residential 1-4 family first mortgage loans. At June 30, 2003, our residential 1-4 family first mortgage loans totaled $32.6 or 36.6% of our gross loan portfolio. These loans are underwritten to Freddie Mac or Fannie Mae guidelines. The maximum loan to value ratio of any retained loan does not exceed 95% and loans with a loan to value ratio in excess of 80% require private mortgage insurance. We typically do not retain loans that are in excess of $500,000.

      At June 30, 2003, we had commitments to purchase first mortgage loans secured by residential properties totaling $20.0 million. The weighted average interest rate was 4.62% and the loan terms were 30 year fixed and variable.

      Another significant component of our real estate lending are our home equity loans and home equity lines of credit. Home equity loans secured by second mortgages, together with all prior liens, may have a loan-to-value ratio of up to 125% of the appraised value. These loans are limited to amounts of up to $100,000 in the case of loans with loan-to-value ratios in excess of 80%, have terms of up to 15 years and fixed rates of interest. Our home equity lines of credit may have a loan-to-value ratio of up to 125% of the appraised value. Generally, home equity lines of credit have a 15 year draw period and a repayment period of 15 years. Home equity lines of credit that have a loan-to-value ratio of 80% or less have a variable-rate of interest equal to the prime rate of interest as reported in the Wall Street Journal. Home equity lines above 80% up to 90% have a variable-rate of interest equal to 1.00% above the prime rate or interest as reported in the Wall Street Journal. Home equity lines of credit that have a loan-to-value ratio above 90% have a variable-rate of interest equal to 2.75% above the prime rate of interest as reported in the Wall Street Journal. Allied First Bank does not require a borrower to obtain private mortgage insurance on home equity loans or home equity lines of credit. These loans generally contain a "due on sale" clause allowing us to declare the unpaid principal due and payable upon sale of the security property. At June 30, 2003, home equity loans and lines of credit totaled $19.4 million or 22.2% of our gross loan portfolio. At June 30, 2003, we had a commitment to fund an aggregate of $10.7 million in home equity lines of credit.

      Loan Originations, Purchases, Sales and Repayments. We originate loans through employees located at our office. Referrals from our current customer base and advertisements are also an important source of loan originations. We do not currently use real estate brokers, mortgage loan brokers and builders, but may do so in the future. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans. Demand is affected by competition and the interest rate environment. We occasionally purchase participation interests in commercial loans with other financial institutions. During 2003, we began purchasing residential 1-4 family first mortgage loans from other financial institutions. These loans are typically serviced by the other financial institution. We purchased approximately $32.0 million in residential 1-4 family first mortgage loans during 2003.

      Asset Quality. When a borrower fails to make a payment on a loan on or before the default date, we mail a delinquency notice to the borrower when the loan is 10 days past due. When the loan is 20 days past due, we mail a subsequent delinquent notice to the borrower. All delinquent accounts are reviewed by loan personnel, who attempt to cure the delinquency by contacting the borrower once the loan is 30 days past due. If the loan becomes more than 30 days delinquent, the collector will generally contact by phone or send a personal letter to the borrower in order to identify the reason for the delinquency. Once the loan becomes more than 30 days delinquent, contact with the borrower is made typically by requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. If an acceptable repayment plan has not been agreed upon, loan personnel will generally refer the account to a collection agency or in the case of a loan secured by real estate to legal counsel, with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower a period of time to bring the account current.

      Delinquent Loans. The following table sets forth our loans delinquent 60 - 89 days past due and 90 days and over past due by type, number, amount and percentage of type at June 30, 2003.

                                                                                                           Total Loans Delinquent
                                          60 to 89 days past due         90 days and over past due            60 Days and Over
                                        ---------------------------     ---------------------------     ---------------------------
                                                            Percent                         Percent                         Percent
                                                            of Loan                         of Loan                         of Loan
                                        Number   Amount    Category     Number   Amount    Category     Number    Amount   Category
                                        ------   ------    --------     ------   ------    --------     ------    ------   --------
                                                                           (Dollars in Thousands)
Vehicle ..........................        --       $--         --%        --       $--         --%        --       $--         --%
Airplane .........................        --        --         --         --        --         --         --        --         --
Boat .............................        --        --         --         --        --         --         --        --         --
Signature ........................         1         1       0.02          1        16       0.38          2        17       0.41
Lines of credit ..................        --        --         --         --        --         --         --        --         --
Share secured ....................        --        --         --         --        --         --         --        --         --
Home equity ......................        --        --         --         --        --         --         --        --         --
Commercial participation loans ...        --        --         --         --        --         --         --        --         --
(aircraft)
First Mortgages ..................        --        --         --         --        --         --         --        --         --
Credit card ......................        --        --         --         --        --         --         --        --         --
                                         ---       ---       ----        ---       ---       ----        ---       ---       ----
Total ............................         1       $ 1       0.00%         1       $16       0.02%         2       $17       0.02%
                                         ===       ===       ====        ===       ===       ====        ===       ===       ====

      Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets consist of non-accrual loans, accruing loans past due 90 days and more, and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and more past due. Generally, all loans past due 90 days and more are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.

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

                                                               At June 30,
                                                          --------------------
                                                            2003         2002
                                                          --------     -------
                                                         (Dollars in Thousands)
Non-accruing loans:
   Vehicle ............................................   $     --     $    --
   Airplane ...........................................         --          --
   Boat ...............................................         --          --
   Signature ..........................................         16          61
   Lines of credit ....................................         --          --
   Deposit secured ....................................         --          --
   Home equity ........................................         --          --
   Commercial participation loans (aircraft) ..........         --          --
   First mortgages ....................................         --          --
   Credit cards .......................................         --          10
                                                          --------     -------
     Total ............................................   $     16     $    71
                                                          ========     =======

Accruing loans past due 90 days and over:
   Vehicle ............................................   $     --     $    --
   Airplane ...........................................         --          --
   Boat ...............................................         --          --
   Signature ..........................................         --          --
   Lines of credit ....................................         --          --
   Deposit secured ....................................         --          --
   Home equity ........................................         --          --
   Commercial participation loans (aircraft) ..........         --          --
   First mortgages ....................................         --          --
   Credit cards .......................................         --          --
                                                          --------     -------
     Total ............................................   $     --     $    --
                                                          ========     =======

Total non-performing loans ............................   $     16        $ 71

Foreclosed assets .....................................         --          --

Total non-performing assets ...........................   $     16     $    71
                                                          ========     =======

Allowance for loan losses .............................   $    592        $656
                                                          ========     =======

Coverage of non-performing loans ......................    3700.00%     923.43%
                                                          ========     =======

Non-performing assets as a percentage of total assets .       0.02%       0.08%
                                                          ========     =======

      Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of June 30, 2003, there was also an aggregate of approximately $29,000 in signature loans and $7,000 in credit card balances with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

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

      In connection with the filing of our periodic reports with the Illinois Office of Banks and Real Estate and the FDIC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at June 30, 2003, we had four loans totaling $996 classified as substandard; $15,540 as doubtful and $35,477 as loss. The total amount of classified assets represented 0.53% of our equity capital and 0.05% of our total assets at June 30, 2003.

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

      At June 30, 2003, our allowance for loan losses was $592,000 or .67% of the total loan portfolio and approximately 3700.0% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb probable incurred loan losses in our loan portfolio.

      Management believes the decrease of .30% of loans correlates to a significant shift to a more secured loan portfolio. The Company has a much higher concentration of loans in real estate including home equity loans, than in prior years, which typically have lower loan losses and lower allowance account allocation percentages. At June 30, 2003, first mortgage and home equity loans comprise nearly 62% of the loan portfolio compared to 35% at June 30, 2002. In addition, approximately $24 million of first mortgage loans were purchased in June 2003. Unsecured loans dropped from 30% of the loan portfolio in 2002 to 18% of the loan portfolio at June 30, 2003.

      The following table sets forth an analysis of our allowance for loan losses.

                                                           Years Ended June 30,
                                                           --------------------
                                                             2003         2002
                                                           -------      -------
                                                          (Dollars in Thousands)

Total gross loans outstanding (at end of period) .....     $87,244      $67,480
                                                           =======      =======

Average total loans outstanding ......................     $72,256      $65,845
                                                           =======      =======

Allowance for loan losses, beginning of period .......     $   656      $   627

Loan charge-offs:
   Vehicle ...........................................          --           --
   Airplane ..........................................          --           --
   Boat ..............................................          --           --
   Signature .........................................         172           85
   Lines of credit ...................................         104          103
   Credit cards ......................................          80           56
   Home equity .......................................          --           --
   Home extra equity .................................          --           --
   First mortgage ....................................          --           --
   Deposit secured ...................................          --           --
                                                           -------      -------
        Total loan charge-offs .......................         356          244
                                                           -------      -------

Loan recoveries:
   Vehicle ...........................................          --            3
   Airplane ..........................................          --           --
   Boat ..............................................          --           --
   Signature .........................................           6            5
   Lines of credit ...................................           2           26
   Credit cards ......................................           3            4
   Home equity .......................................          --           --
   Home extra equity .................................          --           --
   First mortgage ....................................          --           --
   Deposit secured ...................................          --           --
                                                           -------      -------
        Total loan recoveries ........................          11           38
                                                           -------      -------

Net loan charge-offs .................................         345          206
Provision charged to operations ......................         281          235
                                                           -------      -------

Allowance for loan losses, end of period .............     $   592      $   656
                                                           =======      =======

Ratio of net loan charge-offs during the period
   to average loans outstanding ......................        0.48%        0.31%
                                                           =======      =======

Provision as a percentage of average loans ...........        0.39%        0.36%
                                                           =======      =======

Allowance as a percentage of total gross loans .......        0.67%        0.97%
                                                           =======      =======

      The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

                                                  At June 30,
                                -----------------------------------------------

                                        2003                     2002
                                ---------------------    ----------------------
                                           Percent of                Percent of
                                            Loans in                  Loans in
                                              Each                      Each
                                            Category                  Category
                                            to Total                  to Total
                                              Gross                    Gross
                                Amount        Loans      Amount         Loans
                                ------     ----------    ------      ----------
                                           (Dollars in Thousands)

      Vehicle ..............     $ 11         13.04%      $ 15         21.73%

      Airplane .............       21          1.58%        85          3.92%

      Boat .................        3          3.46%        15          6.37%

      Signature ............      163          4.70%       206          7.73%

      Lines of credit ......       89          8.15%        93         13.72%

      Credit cards .........      111          5.42%        85          8.24%

      Home equity ..........       69         22.03%        85         30.65%

      First mortgage .......       42         37.94%         7          4.37%

      Deposit secured ......        0           .10%        --          0.17%

      Participation loans ..       79          3.58%        52          3.10%

      Unallocated ..........        4           n/a         13           n/a
                                 ----        ------       ----        ------

         TOTAL .............     $592        100.00%      $656        100.00%
                                 ====        ======       ====        ======

Investment Activities.

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

      At June 30, 2003, we had $1.6 million in Federal Home Loan Bank stock and $3.8 million in mortgage-backed securities insured by Fannie Mae and Freddie Mac.

      The following table sets forth the con tractual maturities of Allied First Bancorp, Inc.'s mortgage-backed securities based on amortized cost at June 30, 2003. Not considered in the preparation of the table below are the effects of prepayments, periodic principal repayments and the adjustable-rate nature of the instruments.

                                                                    At June 30, 2003
                                           -----------------------------------------------------------------------

                                           One Year or Less         One to Five Years          Five to 10 Years
                                           ----------------         -----------------          ----------------

                                                                 (Dollars in Thousands)

                                                    Annualized                Annualized                Annualized
                                                     Weighted                  Weighted                  Weighted
                                        Carrying      Average     Carrying      Average     Carrying      Average
                                          Value        Yield        Value        Yield        Value        Yield
                                          -----        -----        -----        -----        -----        -----
Securities available for sale:
Mortgage-backed securities .......        $  --          --%        $  --          --%        $  --          --%
                                          -----        ----         -----        ----         -----        ----

                                                               At June 30, 2003
                                        -----------------------------------------------------------------

                                            Beyond 10 Years             Total Investment Securities
                                            ---------------             ---------------------------

                                                            (Dollars in Thousands)

                                                     Annualized                                Annualized
                                                      Weighted                   Approximate    Weighted
                                        Carrying       Average      Carrying       Market        Average
                                          Value         Yield         Value         Value         Yield
                                          -----         -----         -----         -----         -----
Securities available for sale:
Mortgage-backed securities .......       $3,806         4.48%        $3,806        $3,806         4.48%
                                         ------         ----         ------        ------         ----

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

Sources of Funds.

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

      The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered at the dates indicated.

                                               June 30,
                              ------------------------------------------
                                     2003                    2002
                              ------------------      ------------------
                               Amount     Percent      Amount     Percent
                              -------     ------      -------     ------
                                         (Dollars in Thousands)

Checking accounts .......     $ 8,386       9.19%     $ 8,655      11.28%
Interest checking .......       4,338       4.75           --       0.00
Savings accounts ........      14,824      16.25       12,331      16.07
Money market accounts ...      44,854      49.16       37,445      48.81

Time deposits:

    0.00 to 4.84% .......      11,624      12.75        8,210      10.70
    4.85 to 5.60% .......       2,028       2.22          989       1.29
    5.61 to 6.34% .......       1,382       1.51        1,706       2.22
    6.35 to 7.09% .......       1,260       1.38        4,524       5.90
    7.10 to 7.80% .......       2,547       2.79        2,859       3.73
                              -------     ------      -------     ------
Total time deposits .....      18,841      20.65       18,288      23.84
                              -------     ------      -------     ------
    Total deposits ......     $91,243     100.00%     $76,719     100.00%
                              =======     ======      =======     ======

      The following table shows maturity information for Allied First Bank's time deposits as of June 30, 2003.

                                 Amount Due For 12 Month Period Ended June 30,
                      -------------------------------------------------------------------
                        2004        2005        2006        2007        2008       Total
                      -------     -------     -------     -------     -------     -------
                                                (In Thousands)
Interest Rate

0.00 - 4.84% ....     $ 8,565     $ 1,995     $   488     $   264     $   312     $11,624
4.85 - 5.60% ....         243         163           3         763         856       2,028
5.61 - 6.34% ....         577         174         583          48          --       1,382
6.35 - 7.09% ....          94         584         582          --          --       1,260
7.10 - 7.80% ....       1,174         576         797          --          --       2,547
                      -------     -------     -------     -------     -------     -------
  Total .........     $10,653     $ 3,492     $ 2,453     $ 1,075     $ 1,169     $18,841
                      =======     =======     =======     =======     =======     =======

      The following table indicates the amount of Allied First Bank's time deposits by time remaining until maturity as of June 30, 2003.

                                                                                 Maturity
                                                     ----------------------------------------------------------------
                                                     3 Months      Over 3 to     Over 6 to      Over 12
                                                      or Less      6 Months      12 Months       months        Total
                                                     --------      ---------     ---------      -------       -------
                                                                               (In Thousands)
Certificates of deposit less than $100,000 ....       $ 2,083       $ 2,775       $ 3,791       $ 5,697       $14,345

Certificates of deposit of $100,000 or more ...           456           630           919         2,491         4,496
                                                      -------       -------       -------       -------       -------

Total certificates of deposit .................       $ 2,539       $ 3,405       $ 4,710       $ 8,188       $18,841
                                                      =======       =======       =======       =======       =======

      Borrowings. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds, and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. We have not historically used borrowings as a source of funds.

We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our mortgage loans as well as mortgage backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. We also have a $4.0 million line of credit with LaSalle National Bank. At June 30, 2003, we had commitments to borrow $15 million for the purchase of first mortgages totaling $20 million. The terms of the advances were one, two, and three years with $5.0 million due in each year and have fixed rates of 1.34%, 1.70%, and 2.12%. The commitment to borrow the $15 million for the purchase of first mortgages was executed on July 29, 2003. August 13, 2003 we purchased $7.2 million in fixed rate mortgage backed securities with a weighted average interest rate of 4.84% with funding from our variable rate open line at the Federal Home Loan Bank of Chicago. In September 2003 we purchased variable rate first mortgage loans of $17.9 million with funding from the variable rate open line.

Subsidiary and Other Activities.

      At June 30, 2003, Allied First Bancorp, Inc. had a single subsidiary, Allied First Bank.

Competition.

      We face strong competition in originating real estate and consumer loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

      We attract all of our deposits through our single location. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community as well as where our customers reside in other parts of the United States, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. We offer products and services through a variety of delivery channels including direct payroll deposit, debit cards, credit cards, 24 hour telephone access, home banking and access through automated teller machines located worldwide. As of June 30, 2003, we held less than 1% of the deposits in our primary market area.

Employees.

      At June 30, 2003, we had a total of 23 employees, including five part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

                                   REGULATION

General.

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

      Additionally, a bank holding company may not, with certain exceptions, acquire direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or a bank holding company, or engage directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company, performing certain data processing operations; providing certain investment and financial advice, and leasing property on a full-payout, non-operating basis. As a financial holding company, Allied First Bancorp may also engage in insurance and securities underwriting. Allied First Bancorp has no current plans to engage in these activities, but may do so in the future.

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

Allied First Bank.

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

      Allied First Bank's general permissible lending limit for loans-to-one-borrower is equal to 25% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 30% of unimpaired capital and surplus). At June 30, 2003, Allied First Bank's lending limit under this restriction was $2.5 million. Allied First Bank is in compliance with the loans-to-one-borrower limitation.

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

Insurance of Accounts and Regulation by the FDIC.

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

Regulatory Capital Requirements.

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

      The capital standards require Tier 1 capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Tier 1 capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights and purchased credit card relationships, must be deducted from Tier 1 capital for calculating compliance with the requirement. At June 30, 2003, Allied First Bank had no intangible assets.

      At June 30, 2003, Allied First Bank had Tier 1 capital equal to $9.3 million, or 9.5% of adjusted total assets, which is $5.4 million above the minimum requirement of 4.0% in effect on that date.

      The FDIC also requires its regulated banks to maintain a Tier 1 risk-based capital ratio of 4.0%. At June 30, 2003, Allied First Bank had a Tier 1 risked based capital ratio of 12.1%, which was $6.2 million above the 4.0% requirement in effect on that date.

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

      On June 30, 2003, Allied First Bank had total risk-based capital of $9.9 million and risk-weighted assets of $97.9 million; or total capital of 12.9% of risk-weighted assets. This amount was $3.7 million above the 8.0% requirement in effect on that date.

      The FDIC is authorized and, under certain circumstances, required to take certain actions against savings banks that fail to meet their capital requirements. The FDIC is generally required to take action to restrict the activities of an "undercapitalized institution," which is an institution with less than either a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and until such plan is approved by the FDIC may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The FDIC is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

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

Limitations on Dividends and Other Capital Distributions.

      Under Illinois law, a savings bank may pay dividends without prior regulatory approval in an amount not exceeding its net profits in any one calendar year. Dividends in excess of such amount require approval of the Illinois Office of Banks and Real Estate. The savings bank may not pay dividends if it is under capitalized.

Community Reinvestment Act.

      Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the FDIC, in connection with the examination of Allied First Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Allied First Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the FDIC. Allied First Bank has not yet been examined for Community Reinvestment Act compliance. Allied First Bank has submitted a strategic CRA plan with the FDIC and has not yet received approval as of June 30, 2003.

Transactions with Affiliates.

      Generally, transactions between a savings bank or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of Allied First Bank include Allied First Bancorp, Inc. and any company which is under common control with Allied First Bank.

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

Federal Securities Law.

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

Federal Reserve System.

      The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At June 30, 2003, Allied First Bank was in compliance with these reserve requirements. Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System.

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

      As a member, Allied First Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Chicago. At June 30, 2003, Allied First Bank had $1.6 million in Federal Home Loan Bank stock, which was in compliance with this requirement. For the fiscal year ended June 30, 2003, such dividends have averaged 5.62%.

      Under federal law the Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of Federal Home Loan Bank stock in the future. A reduction in value of Allied First Bank's Federal Home Loan Bank stock may result in a corresponding reduction in Allied First Bank's capital.

      For the fiscal year ended June 30, 2003, Allied First Bank recorded $89,000 in dividends paid by the Federal Home Loan Bank of Chicago.

Federal Taxation.

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

State Taxation.

      For Illinois income tax purposes, the Bank is taxed at an effective rate equal to 7.18% of Illinois taxable income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations).

Item 2. Description of Properties

      At June 30, 2003, Allied First Bancorp, Inc. had one office, 5,200 square feet, which it leases. The net book value of Allied First Bancorp, Inc.'s investment in equipment and fixtures, excluding computer equipment, was fully depreciated at June 30, 2003.

      Allied First Bancorp, Inc. is currently negotiating with the current lessor for new space in the same facility. Management is negotiating a five-year lease term with additional space.

      Allied First Bancorp, Inc. utilizes a third party service provider to maintain its data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by Allied First Bancorp, Inc. at June 30, 2003 was approximately $51,000.

      Allied First Bancorp, Inc. has signed a seven-year contract for core processing with a new third party service provider to begin in April 2004.

Item 3. Legal Proceedings

      From time to time Allied First Bancorp, Inc. is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Allied First Bancorp, Inc. does not anticipate incurring any material liability as a result of such litigation.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2003.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Page 39 of the Annual Report to Stockholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

      Pages 4 through 16 of the Annual Report to Stockholders are herein incorporated by reference.

Item 7. Financial Statements

      The following information appearing in Allied First Bancorp, Inc.'s Annual Report to Stockholders is incorporated by reference.

                                                                                     Pages in
                                                                                      Annual
Annual Report Section                                                                 Report
---------------------                                                                --------
Independent Auditors' Report ....................................................      17
Consolidated Balance Sheets as of June 30, 2003 and 2002 ........................      18
Consolidated Statements of Income for the Years Ended June 30, 2003 and 2002 ....      19
Consolidated Statements of Changes in Stockholders' Equity for
   Years Ended June 30, 2003 and 2002 ...........................................      20
Consolidated Statements of Cash Flows for Years Ended June 30, 2003
   and 2002 .....................................................................      21
Notes to Consolidated Financial Statements ......................................     22-38

      With the exception of the aforementioned information, Allied First Bancorp, Inc.'s Annual Report to Stockholders for the year ended June 30, 2003, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no changes in or disagreements with Allied First Bancorp, Inc.'s accountants on accounting or financial disclosure matters

Item 8A. Controls and Procedures.

      Pages 16 of the Annual Report to Stockholders are hereby incorporated by reference.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors.

      Information concerning Directors of Allied First Bancorp, Inc. is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers.

      Information concerning Executive Officers of Allied First Bancorp, Inc. is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Compliance with Section 16(a).

      Section 16(a) of the Securities Exchange Act of 1934 requires Allied First Bancorp, Inc.'s directors and executive officers, and persons who own more than 10% of a registered class of the Allied

First Bancorp, Inc.'s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Allied First Bancorp, Inc. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish Allied First Bancorp, Inc. with copies of all Section 16(a) forms they file.

      To Allied First Bancorp, Inc.'s knowledge, based solely on a review of the copies of such reports furnished to Allied First Bancorp, Inc. and written representations that no other reports were required, during the fiscal year ended June 30, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10. Executive Compensation

      Information concerning executive compensation is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

      During the fiscal year ended June 30, 2003, Allied First Bancorp, Inc. did not have any compensation plans or individual compensation arrangements under which equity securities of Allied First Bancorp, Inc. were authorized for issuance to employees or non-employees.

Item 12. Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits and Reports on Form 8-K

      (a) Exhibits

      Regulation                                                                     Reference to
         S-B                                                                        Prior Filing or
       Exhibit                                                                      Exhibit Number
        Number                              Document                                Attached Hereto
      ----------    ---------------------------------------------------------       ---------------
        3(i)        Articles of Incorporation                                              *

        3(ii)       Bylaws                                                                 *

          4         Instruments defining the rights of security holders,                   *
                    including debentures

         10         Material Contracts                                                     **
                    (a)   Employment Contract between Kenneth L. Bertrand
                          and Allied First Bank
                    (b)   Amendment to executive employment agreement                     10(b)

         13         Annual Report to Stockholders                                          13

         21         Subsidiaries of Registrant                                             21

         23         Consents of Experts and Counsel                                        23

        31.1        Rule 13a-14 under the Securities Exchange Act of 1934                 31.1
                    certification for Chief Executive Officer

        31.2        Rule 13a-14 under the Securities Exchange Act of 1934                 31.2
                    certification for Chief Financial Officer

        32.1        Section 906 Certification Under the Sarbanes-Oxley Act of             32.1
                    2002 for the Chief Executive Officer

        32.2        Section 906 Certification Under the Sarbanes-Oxley Act of             32.2
                    2002 for the Chief Financial Officer

----------
* Filed as exhibits to the Company's Form SB-2 registration statement filed on September 18, 2001 (File No. 333-69570) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

** Attached as an exhibit to the Company's Form 10-KSB filed on September 30, 2002.

      (b) Reports on Form 8-K

      On May 1, 2003, Allied First Bancorp, Inc. filed a form 8-K attaching a press release regarding it's common stock repurchase program. On May 15, 2003, Allied First Bancorp, Inc. filed a form 8-K attaching a press release regarding the completion of it's common stock repurchase program.

Item 14. Principal Accountant Fees and Services.

      The information required as to this item is incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, a copy of which will be filed no later than 120 days after the close of the fiscal year.

                                   SIGNATURES

      In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 29,2003                 ALLIED FIRST BANCORP, INC.


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


By:   /S/ Kenneth L. Bertrand           By:   /S/ Brian K. Weiss
      ------------------------------          --------------------------------
      Kenneth L. Bertrand, President          Brian K. Weiss
      and Chief Executive Officer             Vice President and Chief Financial
      (Principal Executive and                Officer
      Operating Officer)                      (Chief Financial Officer and
                                              Accounting Officer)

Date: September 29, 2003                Date: September 29, 2003


By:   /S/ John G. Maxwell, Jr.          By:   /S/ William G. McKeown
      ------------------------------          --------------------------------
      John G. Maxwell, Jr.                    William G. McKeown
      Chairman of the Board                   Director

Date: September 29, 2003                Date: September 29, 2003


By:   /S/ Frank K. Voris                By:   /S/ Brien J. Nagle
      ------------------------------          --------------------------------
      Frank K. Voris                          Brien J. Nagle
      Director                                Director

Date: September 29, 2003                Date: September 29, 2003


By:   /S/ Paul F. Renneisen
      ------------------------------
      Paul F. Renneisen
      Director

Date: September 29, 2003