Form 10-Q
period 2003-09-30
ALLIED FIRST BANCORP INC
filed 2003-11-14
CIK 1158865

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 001-16763

                           Allied First Bancorp, Inc.
        (Exact name of small business issuer as specified in its charter)

          Maryland                                          36-4482786
(State or other jurisdiction of                  (I.R.S. Employer identification
 incorporation or organization)                             or number)

387 Shuman Boulevard, Suite 290 E, Naperville, IL             60563
(Address of principal executive offices)                    (Zip Code)

                                 (630) 778-7700
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

           Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

Indicate the number of Shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 13, 2003, there were 558,350 shares of the Registrant's common stock issued and outstanding.

                           Allied First Bancorp, Inc.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Balance Sheets at September 30, 2003 and
         June 30, 2003                                                     3

         Consolidated Statements of Income and Comprehensive Income
         for the three months ended September 30, 2003 and 2002            4

         Consolidated Statements of Cash Flows for the three months
         ended September 30, 2003 and 2002                                 5

         Notes to Consolidated Condensed Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         8

Item 3.  Controls and Procedures                                           14

PART II. OTHER INFORMATION

         Items 1-6                                                         15

         Signature Page                                                    16

         10-QSB Certifications                                             17

                     PART I: FINANCIAL INFORMATION, Item 1.
                           Allied First Bancorp, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                       (Unaudited)
                                                                                                                At              At
ASSETS:                                                                                              September 30,        June 30,
                                                                                                              2003            2003
                                                                                                              ----            ----
               Cash and cash equivalents .........................................................   $   3,374,744    $   3,035,791
               Securities available for sale .....................................................       9,567,617        3,805,606
               Time deposits with other financial institutions ...................................       2,342,696        3,137,257
               Loans held for sale ...............................................................              --          734,151
               Loans, net of allowance for loan losses of  $640,984 at
                    September 30, 2003 and  $592,373 at June 30, 2003 ............................     111,284,892       87,250,293
               Federal Home Loan Bank stock, at cost .............................................       1,666,400        1,640,100
               Accrued interest receivable .......................................................         408,492          315,421
               Premises and equipment-net ........................................................         119,921           66,050
               Servicing agent receivable ........................................................         692,998        1,105,087
               Other assets ......................................................................         181,717          471,755
                                                                                                     -------------    -------------

                           Total Assets ..........................................................   $ 129,639,477    $ 101,561,511
                                                                                                     =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
               Non-interest-bearing demand deposits ..............................................   $   8,381,646    $   8,385,779
               Interest-bearing demand deposits ..................................................       4,512,141        4,337,974
               Savings, Now and Money Market deposits ............................................      57,020,077       59,678,230

               Other time deposits ...............................................................      18,397,402       18,841,382
                                                                                                     -------------    -------------
                         Total deposits ..........................................................      88,311,266       91,243,365
               Borrowed funds ....................................................................      31,000,000               --
               Other liabilities .................................................................         427,246          501,753
                                                                                                     -------------    -------------

                         Total liabilities .......................................................     119,738,512       91,745,118
                                                                                                     -------------    -------------

Shareholders' Equity:

               Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued .........              --               --
               Common stock, $.01 par value, 8,000,000 shares authorized,
                        608,350 shares issued and 558,350 outstanding at September 30, 2003 and
                        June 30, 2003 ............................................................           6,084            6,084
               Additional paid-in capital ........................................................       5,271,948        5,271,948
               Retained earnings .................................................................       5,239,352        5,162,001
               Accumulated other comprehensive income, net of tax ................................          46,081           38,860

               Treasury stock, at cost 50,000 shares .............................................        (662,500)        (662,500)
                                                                                                     -------------    -------------

                            Total shareholders' equity ...........................................       9,900,965        9,816,393
                                                                                                     -------------    -------------

                                    Total Liabilities and Shareholders' Equity ...................   $ 129,639,477    $ 101,561,511
                                                                                                     =============    =============

The accompanying notes are an integral part of these consolidated financial statements

                      PART I: FINANCIAL INFORMATION, Item 1
                           Allied First Bancorp, Inc.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                                 September 30,
                                                                                          2003                    2002
                                                                                          ----                    ----
Interest income:

                  Loans receivable ............................................        $1,231,411              $1,181,724
                  Interest earning deposits with other financial
                  institutions ................................................            55,279                  71,943
                  Taxable securities ..........................................            70,705                 108,125
                                                                                       ----------              ----------
                       Total interest income ..................................         1,357,395               1,361,792
Interest expense:
                  Deposits ....................................................           401,165                 550,477
                  Borrowed funds ..............................................            60,772                   1,540
                                                                                       ----------              ----------
                       Total interest expense .................................           461,937                 552,017
Net interest income: ..........................................................           895,458                 809,775

Provision for loan losses .....................................................           121,000                  60,000
                                                                                       ----------              ----------
Net interest income after
provision for loan losses .....................................................           774,458                 749,775

Non-interest income:
                  Credit and debit card transaction ...........................           129,459                 137,978
                  Account fees ................................................            40,350                  31,289
                  Gain on sale of securities,net ..............................             4,910                      --
                  First mortgage loan fees ....................................            23,310                  23,176
                  Other .......................................................             6,037                   8,620
                                                                                       ----------              ----------
                       Total non-interest income ..............................           204,066                 201,063

Non-interest expense:
                  Salaries and employee benefits ..............................           333,192                 286,885
                  Office operations and equipment .............................           107,716                 103,626
                  Occupancy expense ...........................................            25,818                  20,692
                  Data processing .............................................            63,486                  62,355
                  Credit and debit card processing ............................           119,385                 137,176
                  Travel and conference .......................................            17,403                  12,082
                  Professional services .......................................           108,934                  94,197
                  Marketing and promotion .....................................            38,664                 106,005
                  Other expenses ..............................................            36,753                  20,203
                                                                                       ----------              ----------
                       Total non-interest expense .............................           851,351                 843,221

Income before income taxes: ...................................................           127,173                 107,617

                  Income tax expense ..........................................            49,822                  42,132
                                                                                       ----------              ----------
Net income: ...................................................................        $   77,351              $   65,485
                                                                                       ==========              ==========
Other comprehensive income ....................................................             7,221                  49,971
                                                                                       ----------              ----------
Total comprehensive income ....................................................        $   84,572              $  115,456
                                                                                       ==========              ==========
Earning per common shares:
                  Basic .......................................................        $     0.14              $     0.11
                  Diluted .....................................................        $     0.14              $     0.11

The accompanying notes are an integral part of these consolidated financial statements

                      PART I: Financial Information, Item 1
                           Allied First Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                                          September 30,
                                                                                                  2003                     2002
                                                                                                  ----                     ----
Cash flows from operating activities
           Net Income ............................................................            $     77,351             $     65,485
           Adjustment to reconcile net income to net cash from
                operating activities
                   Depreciation ..................................................                  11,469                   11,241
                   Amortization of premiums on securities ........................                  28,424                   17,141
                   Net gain on sale of securities ................................                  (4,910)                      --
                   Provision for loan losses .....................................                 121,000                   60,000
                   FHLB stock dividend ...........................................                 (26,300)                 (19,100)
                   Net changes in
                        Accrued interest receivable ..............................                 (93,071)                  (7,204)
                        Servicing agent receivable ...............................                 412,089                       --
                        Other assets .............................................                 286,880                    3,486
                        Other liabilities ........................................                 (74,507)                 150,823
                                                                                              ------------             ------------
                             Net cash from operating activities ..................                 738,425                  281,872

Cash flows from investing activities
           Purchase of available for sale securities .............................              (7,221,039)              (3,068,153)
           Sale of available for sale securities .................................                 357,863                       --
           Principal collected on mortgage backed securities .....................               1,088,030                  750,219
           Net expenditures of premises and equipment ............................                 (65,340)                  (4,606)
           Purchase of loans from other institutions .............................             (35,328,795)                      --
           Net changes in:
                   Loans .........................................................              11,907,347                 (193,933)
                   Time deposits with other financial institutions ...............                 794,561                  792,985
                                                                                              ------------             ------------

                             Net cash from investing activities ..................             (28,467,373)              (1,723,488)

Cash flows from financing activities
                   Net change in deposits ........................................              (2,932,099)               4,130,289
                   Proceeds from borrowed funds ..................................              31,000,000                       --
                                                                                              ------------             ------------
                             Net cash from financing activities ..................              28,067,901                4,130,289

Increase (decrease) in cash and cash equivalents .................................                 338,953                2,688,673

Cash and cash equivalents at beginning of period .................................               3,035,791                7,363,100
                                                                                              ------------             ------------

Cash and cash equivalents at end of period .......................................            $  3,374,744             $ 10,051,773
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

     In the opinion of management, the consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of the Company as of September 30, 2003 and June 30, 2003 and the results of its operations, for the three months ended September 30, 2003 and 2002. Financial statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended September 30, 2003.

     Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. Allied First Bancorp, Inc.'s 2003 annual report on Form 10-KSB should be read in conjunction with these statements.

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

(3) Earnings Per Common Share

     Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three-month period ended September 30, 2003, the weighted average number of common shares used in the computation of basic earning per share was 558,350. The weighted average number of common shares for the same period in 2002 was 608,350. There are no potential dilutive common shares.

(4) Premises and Equipment

The company is obligated under a five year operating lease for office space that contains a termination option effective as of April 30, 2007. The lease was effective as of September 16, 2003 with terms to begin occupancy in November 2003. The expiration of the lease is April 30, 2009. It contains a period of free rent in the 2004 fiscal year, and escalation clauses providing for increases in rental expense based primarily on increases in real estate taxes and operating costs. Rent expense was $26,000 for the three month period ending September 30, 2003 under the terms of the expired lease.

The future minimum commitments under the full lease term at September 30, 2003 for all operating leases are as follows:

                     Year Ending June 30,                     Amount

                           2004                             $  7,564
                           2005                              117,464
                           2006                              120,988
                           2007                              124,618
                           2008                              128,357
                           Thereafter                        109,625
                                                            --------

                               Total                        $608,616
                                                            ========

(5) Federal Home Loan Bank Advances

At September 30, 2003, advances from the Federal Home Loan Bank were as follows.

     Open line advance, variable rate and term               $16,000,000
     Maturity July 2004, fixed rate of 1.34%                   5,000,000
     Maturity July 2005, fixed rate of 1.70%                   5,000,000
     Maturity July 2006, fixed rate of 2.12%                   5,000,000
                                                             -----------
         Total                                               $31,000,000
                                                             ===========

     Each advance is payable at its maturity date, with a prepayment penalty. All advances including open line advances were collateralized by $9,052,000 in mortgaged backed securities and $51,831,000 of first mortgage loans under a blanket lien arrangement at September 30, 2003.

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

CRITICAL ACCOUNTING POLICIES

     Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and determining the fair value of securities and other financial instruments.

                        COMPARISON OF THREE-MONTH PERIODS
                        ENDED SEPTEMBER 30, 2003 AND 2002

FINANCIAL CONDITION

     The Company's total assets increased $28.0 million during the three months ended September 30, 2003, to $129.6 million from $101.6 million at June 30, 2003. The increase was due to increases in net loans of $24.0 million and an increase of $5.8 million in available for sale securities.

     The Company's total liabilities increased $28.0 million from $91.7 million at June 30, 2003, to $119.7 million at September 30, 2003. The increase was due primarily to $31.0 million in borrowed funds and was offset by a decrease in deposits of $2.9 million from $91.2 million at June 30, 2003 to $88.3 million at September 30, 2003.

     Stockholders' equity increased by $85,000 from $9.8 million at June 30, 2003 to $9.9 million at September 30, 2003. The increase is primarily from year to date net income of $77,000, and increased unrealized appreciation of available for sale securities of $8,000

RESULTS OF OPERATION

     Net income for the three-month period ended September 30, 2003 was $77,000 compared to net income of $65,000 for the equivalent period in 2002. The increase in net income for the three-month period ended September 30, 2003 compared to the same three month period in 2002 was due primarily to a higher net interest income.

NET INTEREST INCOME

     The net interest income for the three-month period ended September 30, 2003, was $895,000 compared to $810,000 for the same period in 2002. This is a 10.49% increase over the same period in 2002. The net interest margins were 3.25% and 3.77% for the three-month periods ended September 30, 2003 and 2002. The reason net interest income rose in the three-month period ended September 30, 2003 compared to the same period in 2002 was due to a lower percentage cost on interest bearing liabilities. The three-month period ended September 30, 2003 had a declining interest rate margin due to a 142 basis point drop in the average rate for interest earning assets; this is partially offset by the 125 basis points drop in average rate for interest bearing liabilities.

     Total average loans increased $28.5 million for the three-month period over one-year ago. The increase in average loans in 2003 over 2002 average loans is due to the purchase of $35.3 million in first mortgage loans. Total average interest earning balances decreased $3.3 million for the three-month over one-year ago. The yields on total average earning assets were 4.93%and 6.35% for the three-month period ended September 30, 2003, and 2002.

     Total average interest bearing liabilities increased $25.7 million for the three-month periods ended September 30, 2003 over the comparative period in 2002. Interest bearing liabilities increased primarily due to the increase in average debt outstanding of $13.8 million. During the first quarter of the 2004 fiscal year, Allied First Bancorp began utilizing Federal Home Loan Bank of Chicago loan advances to purchase first mortgage products in an effort to utilize more of its capital. The terms of the advances were one, two, and three years with $5.0 million due in each year and having fixed interest rates of 1.34%, 1.70%, and 2.12% respectively. The company also has $16.0 million outstanding on an open line of credit with a variable rate of interest with the Federal Home Loan Bank of Chicago.

INTEREST INCOME

     Interest income for the three months ended September 30, 2003 was $1,357,000 compared to $1,362,000 for the same period in 2002. The decrease for the three-month period was primarily due to a decline in yields on earning assets. Allied First Bancorp was able to partially offset the loss in income from the decline in yields by purchasing first mortgage loans.

INTEREST EXPENSE

     Interest expense for the three months ended September 30, 2003 was $462,000 compared to $552,000 for the same period in 2002. The decrease was primarily due to lower rates paid on interest-bearing liabilities of 1.95% for the three-month period ending September 30, 2003, and 3.20% for the same three-month period in 2002. This represents a 125 basis point decrease in the rates paid over the same period in the prior year.

The following tables set forth consolidated information regarding average balances and annualized average rates.

                                                                    Allied First Bancorp, Inc.
                                             Three Months ending September 30             Three Months ending September 30
                                                           2003                                         2002
                                        ----------------------------------------      ---------------------------------------
                                         Average                         Average       Average                        Average
INTEREST EARNING ASSETS                  Balance         Interest         Rate         Balance        Interest         Rate
                                        --------         --------       --------      --------        --------       --------
Loans                                   $ 95,100         $  1,231           5.18%     $ 66,575        $  1,182           7.10%
Available for sale securities              7,037               71           4.04%        8,156             108           5.30%
Federal Home Loan Bank stock               1,649               26           6.31%        1,551              20           5.16%
Interest earning balances                  6,310               29           1.84%        9,563              52           2.18%
                                        --------         --------       --------      --------        --------       --------

Total interest-earning assets            110,096            1,357           4.93%       85,845           1,362           6.35%
                                        --------         --------       --------      --------        --------       --------

NON-INTEREST EARNING ASSETS

Premises and equipment                        80                                            67
Allowance for loan losses                   (585)                                         (661)
Other non-earning assets                   2,015                                           636
                                        --------                                      --------
Total assets                            $111,606                                      $ 85,887
                                        ========                                      ========

INTEREST BEARING LIABILITIES

Interest checking                       $  4,628         $     17           1.47%     $  1,197        $     10           3.34%
Savings                                   14,334               18           0.50%       11,519              31           1.08%
Money market                              43,047              168           1.56%       36,935             262           2.84%
Time deposits                             18,824              198           4.21%       18,860             247           5.24%
Borrowed funds                            13,791               61           1.77%          405               2           1.98%
                                        --------         --------       --------      --------        --------       --------

                                          94,624              462           1.95%       68,916             552           3.20%
                                        --------         --------       --------      --------        --------       --------

NON-INTEREST BEARING LIABILITIES AND EQUITY

Checking                                   6,875                                         6,606
Other liabilities                            454                                           326
Equity                                     9,653                                        10,039
                                        --------                                      --------
Total liabilities and equity            $111,606                                      $ 85,887
                                        ========                                      ========

Net Interest/Spread                                      $    895           2.98%                     $    810           3.15%
                                                         =======================                      =======================

Margin                                                                      3.25%                                        3.77%
                                                                        ========                                     ========

(1)   Total Loans less deferred net loan fees

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $121,000 for the three-month period ended September 30, 2003 and $60,000 for the same period in 2002. The reason for the increase is due to the increase in the loan portfolio balances and in net charge-offs for the three-month period ended September 30, 2003 over the same period in 2002, as well as current probable losses in the loan portfolio. Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to address probable losses. Net charge-offs of $72,000 have been recorded for the three-month period ended September 30, 2003, compared to $59,000 of net charge-offs for the same period in 2002. The allowance for loan losses was $641,000 or 0.58% of net loans as of September 30, 2003, compared to $592,000 or 0.68% of net loans at June 30, 2003. The reason for the decline in percentage of allowance for loan loss to net loans was primarily due to loan portfolio shifting to a greater percentage of real estate secured loans and a smaller percentage of unsecured loans. The portfolio continued to shift to more real estate loans with the purchase of $35.3 million in first mortgage loans during the first quarter of the fiscal 2004 year. Allied First Bancorp, Inc. holds a small percentage in secured commercial loans, which was $2.9 million or 2.61% of net loans at September 30, 2003. At September 30, 2003 first mortgage and home equity loans comprise nearly 70% of the loan portfolio compared to 62% at June 30, 2003.

     We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available or as future events change.

     Approximately 93% of our customer base consists of American Airlines pilots and their family members. Although this customer base had historically relatively stable employment and sources of income, the terrorist attacks on the United States in September 2001, the war in Iraq, and the current economic environment have adversely affected the airline industry. As a result of these factors, the stability of the employment and income of the American Airline pilots has been adversely affected and could negatively affect the ability of our customers to repay their loans, although the effect on our loan delinquencies and loan losses cannot be identified with reasonable certainty at this time. As a result of these factors, we may have higher loan delinquencies and defaults in future periods. At September 30, 2003, our delinquent loans past due 60 days or more remained at 0.02% of our loan portfolio.

NON-INTEREST INCOME

     Non-interest income remained relatively stable over all periods presented. Non-interest income for the three-months period ended September 30, 2003 was $204,000 and $201,000 for the same period in 2002. Account fees for the three-month period ended September 30, 2003 were $40,000 compared to $31,000 for the same three-month period in 2002 for a 29.03% increase. This increase was primarily due to the overdraft privilege program.

NON-INTEREST EXPENSE

     Non-interest expense for the three-month period ended September 30, 2003 was $851,000, an increase of $8,000, or 0.95%, compared to $843,000 for the same period in 2002. Salary and employee benefits was $333,000 for the three-month period ended September 30, 2003 an increase of $46,000 or 16.03%, from $287,000 for the same period in 2002. The increase in salaries and employee benefits is due to normal merit raises, additional staff, increased pension and benefit costs. Occupancy expense was $26,000 for the quarter ended September 30, 2003 up $5,000 or 23.81% from $21,000 for same three-month period in 2002. The reason for the increase was a change in rent effective January 1, 2003. Credit and debit card processing expense was $119,000 for the quarter ended September 30, 2003 a decrease of $18,000 or 13.14% from $137,000 for the same period in 2002. The decrease was due to lower processing expenses on credit cards. The travel and conference expense was $17,000, an increase of $5,000 from $12,000 for the same three-month period in 2002. The reason for the increase is additional conference attendance. Professional services were $109,000 for the three-month period ended September 30, 2003 up $15,000 or 15.96% from $94,000 for the same three-month period in 2002. The reason for the increase is additional legal and audit service expenses. Marketing and promotion was $39,000 for the three-month period ended September 30, 2003, a decrease of $67,000 or 63.21%, from $106,000 for the same period in 2002. The decrease in marketing and promotion expense is a result of decreased promotional activities in the first quarter of the 2004 fiscal year. Other expenses for the quarter ended September 30, 2003 were $37,000 an increase of $17,000, from the $20,000 for the three months ended September 30, 2002. This increase is primarily related to an increase in regulatory fees.

INCOME TAXES

     The provision for income taxes was $50,000 for the three-month period ended September 30, 2003 compared to $42,000 for the same period in 2002. The effective tax rate for the three months ended September 30, 2003 and September 30, 2002 was 39.18% and 39.15%.

REGULATORY CAPITAL REQUIREMENTS

     Pursuant to federal law, Allied First Bank must meet three separate minimum capital ratio requirements. As of September 30, 2003, Allied First Bank had core capital, Tier I risk-based and total risk-based ratios of 8.6%, 11.0% and 11.8% compared to well-capitalized requirements of 5.00%, 6.00% and 10.00%. At June 30, 2003, Allied First Bank had core capital, Tier I risk-based and total risk-based ratios of 9.5%, 12.1% and 12.9%, respectively.

LIQUIDITY

     Liquidity management refers to the ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, and pay operating expenses. Allied First Bancorp, Inc. relies on various funding sources in order to meet these demands. Primary sources of funds include interest-earning balances with other financial institutions, money market mutual funds, proceeds from principal and interest payments on loans as well as the ability to borrow against first mortgages, and marketable securities. At September 30, 2003, Allied First Bank had $3.4 million in cash and cash equivalents that could be used for its funding needs. Cash and cash equivalents increased by $339,000 compared to the period ending June 30, 2003 and securities available for sale increased by $5.8 million, time deposits with other institutions decreased $800,000.

     As of September 30, 2003, management is not aware of any current recommendations by regulatory authorities, which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Allied First Bancorp, Inc.'s liquidity, capital resources or operations.

                                     Item 3
                           Allied First Bancorp, Inc.
                             CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report an evaluation was carried out under the supervision and with the participation of Allied First Bancorp Inc.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(c)) under the Securities Exchange Act of
1934). Based on their evaluation, Allied First Bancorp Inc.'s Chief Executive Officer and Chief Financial Officer have concluded that Allied First Bancorp,
Inc's disclosure controls and procedures are to the best of their knowledge, effective to ensure that the information required to be disclosed by Allied First Bancorp Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in Allied First Bancorp Inc.'s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Part II - Other Information

Item 1 - Legal Proceedings - Not Applicable.

Item 2 - Changes in Securities and Use of Proceeds - Not Applicable.

Item 3 - Defaults upon Senior Securities - Not Applicable.

Item 4 - Submission of Matters to a vote of Security Holders

On October 23, 2003, the shareholders held their annual meeting to consider and act upon the election of Mr. Frank K. Voris and Mr. Brien J. Nagle to serve as directors for terms of three years and the ratification of the appointment of Crowe Chizek and Company LLC as auditors for the Company for the fiscal year ending June 30, 2004. Both of the foregoing items were approved by the shareholders at the meeting by the following vote totals based upon 558,350 shares outstanding and entitled to vote at the meeting.

      I.    Election of Directors- 451,738 shares voted, as follows:

                  Frank K. Voris: 449,738 votes for;  1700 votes WITHHELD.
                  Brien J. Nagle: 450,738 votes for;   700 votes WITHHELD.

      II. Ratification of the appointment of Crowe Chizek and Company LLC as auditors for the company for the fiscal year ending June 30, 2004 - 451,438 shares voted, as follows:

                  451,438 votes for; 0 votes withheld

Item 5 - Other Information - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

            (a)   Exhibit 31.1  Rule 13a-14(a)/15d/14(a) Certification of Chief
                                Executive Officer

                  Exhibit 31.2 Rule 13a-14(a)/15d/14(a) Certification of Chief Financial Officer

                  Exhibit 32.1 Chief Executive Officer's Section 906 Certification under the Sarbanes-Oxley Act of 2002

                  Exhibit 32.2 Chief Financial Officer's Section 906 Certification Under the Sarbanes-Oxley Act of 2002

            (b)   Reports on Form 8-K

                            None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Allied First Bancorp, Inc.
                                                  Registrant


Date: November,13 2003                    /s/ Kenneth L. Bertrand
                                          ----------------------------------
                                          Kenneth L. Bertrand
                                          President and Chief Executive Officer


Date: November 13, 2003                   /s/ Brian K. Weiss
                                          ----------------------------------
                                          Brian K. Weiss
                                          Chief Financial Officer