Form 10QSB
period 2003-12-31
ALLIED FIRST BANCORP INC
filed 2004-02-11
CIK 1158865

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

As of February 3, 2004, there were 558,350 shares of the Registrant's common stock issued and outstanding.

                           Allied First Bancorp, Inc.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                  PAGE NO.
Item 1.  Consolidated Condensed Financial Statements

         Consolidated Balance Sheets at December 31, 2003 and June 30, 2003        3

         Consolidated Statements of Income and Comprehensive Income for the        4
         three months and six months ended December 31, 2003 and 2002

         Consolidated Statements of Cash Flows for the six months ended            5
         December 31, 2003 and 2002

         Notes to Consolidated Condensed Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial Condition and           8
         Results of Operations

Item 3.  Controls and Procedures                                                  15

PART II. OTHER INFORMATION

         Items 1-6                                                                16

         Signature Page                                                           17

         10-QSB Certifications                                                    18

                     PART I: FINANCIAL INFORMATION, Item 1.
                           Allied First Bancorp, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     (Unaudited)
                                                                                                              At                 At
ASSETS:                                                                                             December 31,           June 30,
                                                                                                            2003               2003
                                                                                                   -------------      -------------
             Cash and cash equivalents ........................................................    $   3,858,686      $   3,035,791
             Securities available for sale ....................................................        8,688,260          3,805,606
             Time deposits with other financial institutions ..................................        2,045,329          3,137,257
             Loans held for sale ..............................................................           54,567            734,151
             Loans, net of allowance for loan losses of  $649,743 at
                  December 31, 2003 and  $592,373 at June 30, 2003 ............................      111,023,876         87,250,293
             Federal Home Loan Bank stock, at cost ............................................        1,779,100          1,640,100
             Accrued interest receivable ......................................................          402,305            315,421
             Premises and equipment-net .......................................................          229,745             66,050
             Servicing agent receivable .......................................................        1,204,801          1,105,087

             Other assets .....................................................................          277,688            471,755
                                                                                                   -------------      -------------

                         Total assets .........................................................    $ 129,564,357      $ 101,561,511
                                                                                                   =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
             Non-interest-bearing demand deposits .............................................    $   7,986,429      $   8,385,779
             Interest-bearing demand deposits .................................................        4,138,852          4,337,974
             Savings, now and money market deposits ...........................................       54,767,893         59,678,230

             Other Time deposits ..............................................................       16,659,455         18,841,382
                                                                                                   -------------      -------------
                       Total deposits .........................................................       83,552,629         91,243,365

             Borrowed funds ...................................................................       35,500,000                 --

             Other liabilities ................................................................          422,112            501,753
                                                                                                   -------------      -------------

                         Total liabilities ....................................................      119,474,741         91,745,118
                                                                                                   -------------      -------------

Shareholders' Equity:

             Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued ........               --                 --
             Common stock, $.01 par value, 8,000,000 shares authorized,
                      608,350 shares issued and 558,350 outstanding at December 31, 2003 and
                      June 30, 2003 ...........................................................            6,084              6,084
             Additional paid-in capital .......................................................        5,271,948          5,271,948
             Retained earnings ................................................................        5,443,040          5,162,001

             Accumulated other comprehensive income ...........................................           31,044             38,860

             Treasury stock, at cost 50,000 shares ............................................         (662,500)          (662,500)
                                                                                                   -------------      -------------

                         Total shareholders' equity ...........................................       10,089,616          9,816,393
                                                                                                   -------------      -------------

                               Total liabilities and shareholders' equity .....................    $ 129,564,357      $ 101,561,511
                                                                                                   =============      =============

        The accompanying notes are an integral part of these consolidated financial statements

                      PART I: FINANCIAL INFORMATION, Item 1
                           Allied First Bancorp, Inc.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                               Three Months Ended               Six Months Ended
                                                                   December 31,                   December 31,
                                                               2003            2002            2003           2002
                                                           -----------     -----------     -----------     ----------
Interest income:

                  Loans receivable ....................    $ 1,395,996     $ 1,209,889     $ 2,627,407     $2,391,613
                  Interest earning deposits ...........         47,466          73,462         102,745        145,404
                  Securities ..........................         97,248         110,227         167,953        218,352
                                                           -----------     -----------     -----------     ----------
                       Total interest income ..........      1,540,710       1,393,578       2,898,105      2,755,369
Interest expense:
                  Deposits ............................        360,460         554,803         761,624      1,105,279
                  Borrowed funds ......................        123,937           3,850         184,709          5,390
                                                           -----------     -----------     -----------     ----------
                       Total interest expense .........        484,397         558,653         946,333      1,110,669
Net interest income: ..................................      1,056,313         834,925       1,951,772      1,644,700

Provision for loan losses .............................         91,000         101,000         212,000        161,000
                                                           -----------     -----------     -----------     ----------

Net interest income after
provision for loan losses .............................        965,313         733,925       1,739,772      1,483,700

Non-interest income:
                  Credit and debit card transaction ...        124,398         131,981         253,857        269,959
                  Account fees ........................         36,470          33,825          80,771         65,115
                  Gain on sale of securities ..........             --           4,132           4,910          4,132
                  First mortgage loan fees ............          1,777          22,339          21,136         45,515
                  Other ...............................          4,282           8,245          10,319         16,864
                                                           -----------     -----------     -----------     ----------
                       Total non-interest income ......        166,927         200,522         370,993        401,585

Non-interest expense:
                  Salaries and employee benefits ......        334,602         292,247         667,795        579,131
                  Office operations and equipment .....         92,415         106,508         200,131        210,134
                  Occupancy ...........................         27,184          20,693          53,003         41,385
                  Data processing .....................         65,108          64,670         128,593        127,025
                  Credit and debit card processing ....        110,500         120,042         229,885        257,217
                  Travel and conference ...............          7,356          18,829          24,759         30,912
                  Professional services ...............         93,835          76,678         202,767        170,876
                  Marketing and promotion .............         42,675          52,444          81,339        158,449
                  Other ...............................         25,017          19,768          61,772         39,971
                                                           -----------     -----------     -----------     ----------
                       Total non-interest expense .....        798,692         771,879       1,650,044      1,615,100

Income before income taxes: ...........................        333,548         162,568         460,721        270,185

                  Income tax expense ..................        129,860          63,516         179,682        105,648
                                                           -----------     -----------     -----------     ----------
Net income: ...........................................        203,688          99,052         281,039        164,537
                                                           ===========     ===========     ===========     ==========

Other comprehensive income (Loss) .....................        (15,037)         (9,034)         (7,816)        40,937
                                                           -----------     -----------     -----------     ----------
Total comprehensive income ............................    $   188,651     $    90,018     $   273,223     $  205,474
                                                           ===========     ===========     ===========     ==========
Earnings per common share
                  Basic ...............................    $      0.36     $      0.16     $      0.50     $     0.27
                  Diluted .............................    $      0.36     $      0.16     $      0.50     $     0.27

        The accompanying notes are an integral part of these consolidated financial statements

                      PART I: Financial Information, Item 1
                           Allied First Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months
                                                                                                Ended
                                                                                            December 31,
                                                                                           2003             2002
                                                                                   ------------     ------------
Cash flows from operating activities
              Net Income ......................................................    $    281,039     $    164,537
              Adjustment to reconcile net income to net cash from
                   operating activities
                          Depreciation ........................................          41,269           22,918
                          Amortization of premiums on securities ..............          59,976           69,631
                          Net gain on sale of securities ......................          (4,910)          (4,132)
                          Provision for loan losses ...........................         212,000          161,000
                          FHLB stock dividend .................................         (55,400)         (38,600)
                          Net Changes in
                               Accrued interest receivable ....................         (86,884)         (71,331)
                               Servicing agent receivable .....................         (99,714)              --
                               Other assets ...................................         194,067          (78,954)
                               Other liabilities ..............................         (73,582)        (103,311)
                                                                                   ------------     ------------
                                        Net cash from operating activities ....    $    467,861          121,758

Cash flows from investing activities
              Purchase of available for sale securities .......................      (7,221,039)      (6,068,154)
              Sale of available for sale securities ...........................         357,863        4,172,635
              Principal collected on mortgage backed securities ...............       1,911,581        2,241,518
              Purchase of Federal Home Loan Bank stock ........................         (83,600)              --
              Net expenditures of premises and equipment ......................        (204,964)         (15,628)
              Purchase of loans from other institutions .......................     (38,582,526)      (8,806,546)
              Net changes in:
                          Loans ...............................................      15,276,527       (4,065,086)
                          Time deposits with other financial institutions .....       1,091,928          892,770
                                                                                   ------------     ------------

                                        Net cash from investing activities ....     (27,454,230)     (11,648,491)

Cash flows from financing activities
              Net change in
                          Deposits ............................................      (7,690,736)       5,897,189
              Proceeds from borrowed funds ....................................      35,500,000        1,000,000
                                                                                   ------------     ------------

                                        Net cash from financing activities ....      27,809,264        6,897,189

Increase (decrease) in cash and cash equivalents ..............................    $    822,895       (4,629,544)

Cash and cash equivalents at beginning of period ..............................       3,035,791        7,363,100
                                                                                   ------------     ------------

Cash and cash equivalents at end of period ....................................    $  3,858,686     $  2,733,556
                                                                                   ============     ============

        The accompanying notes are an integral part of these consolidated financial statements

                           Allied First Bancorp, Inc.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

     The accompanying consolidated condensed financial statements include the accounts of Allied First Bancorp, Inc. and its wholly owned subsidiary, Allied First Bank, sb. All significant inter-company transactions and balances are eliminated in consolidation. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.

     In the opinion of management, the consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of the Company as of December 31, 2003 and June 30, 2003 and the results of its operations, for the three months and six months ended December 31, 2003 and 2002. Financial statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended December 31, 2003.

     Operating results for the three months and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. Allied First Bancorp, Inc.'s 2003 annual report on Form 10-KSB should be read in conjunction with these statements.

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

(3) Earnings Per Common Share

     Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three-month and six month periods ended December 31, 2003, the weighted average number of common shares used in the computation of basic earning per share was 558,350. The weighted average number of common shares for the same periods in 2002 was 608,350. There are no potential dilutive common shares.

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

The future minimum commitments under the full lease term at December 31, 2003 for all operating leases are as follows:

         Year Ending June 30,                    Amount
         --------------------                    ------

             2004                                $  7,564
             2005                                 117,464
             2006                                 120,988
             2007                                 124,618
             2008                                 128,357
             Thereafter                           109,625
                                                 --------

                  Total                          $608,616
                                                 ========

(5) Federal Home Loan Bank Advances

At December 31, 2003, advances from the Federal Home Loan Bank were as follows.

   Open line advance, variable rate and term                      $20,500,000
   Maturity July 2004, fixed rate of 1.34%                          5,000,000
   Maturity July 2005, fixed rate of 1.70%                          5,000,000
   Maturity July 2006, fixed rate of 2.12%                          5,000,000
                                                                  -----------
        Total                                                     $35,500,000
                                                                  ===========

     Each advance is payable at its maturity date, with a prepayment penalty. All advances including open line advances were collateralized by $8,688,000 in mortgaged backed securities and $57,637,000 of first mortgage loans under a blanket lien arrangement at December 31, 2003.

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

FINANCIAL CONDITION

     The Company's total assets increased $28.0 million during the six months ended December 31, 2003, to $129.6 million from $101.6 million at June 30, 2003. The increase was due to increases in net loans of $23.8 million and an increase of $4.9 million in available for sale securities.

     The Company's total liabilities increased $27.7 million from $91.7 million at June 30, 2003, to $119.5 million at December 31, 2003. The increase was due primarily to $35.5 million in borrowed funds and was offset by a decrease in deposits of $7.7 million. Total deposits decreased from $91.2 million at June 30, 2003 to $83.6 million at December 31, 2003.

     Stockholders' equity increased by $273,000 from $9.8 million at June 30, 2003 to $10.1 million at December 31, 2003. The increase is due to year to date net income of $281,000, and is offset by a decrease in unrealized deprecation of value on available for sale securities of $8,000.

                 COMPARISON OF THREE-MONTH AND SIX-MONTH PERIODS
                        ENDED DECEMBER 31, 2003 AND 2002

GENERAL

     Net income for the three-month and six-month periods ended December 31, 2003 was $204,000 and $281,000, respectively, compared to net income of $99,000 and $165,000 for the equivalent periods in 2002. The increase in net income for both the three-month and six-month periods ending 2003 over the same periods in 2002 was due primarily to higher net interest income.

NET INTEREST INCOME

     The net interest income for the three-month period ended December 31, 2003, was $1,056,000 compared to $835,000 for the same period in 2002. This is a 26.47% increase over the same period in 2002. Although net interest income grew as a result of asset growth the net interest margin dropped to 3.38% from 3.63% for the same period in 2002. The reason for the lower net yield in 2003 was that the yield on earnings assets decreased from 6.05% to 4.93%. The net interest income for the six-month period ended December 31, 2003, was $1,952,000 compared to $1,645,000 for the same period in 2002, an increase of 18.66% and resulted in a net interest margin of 3.32% compared to 3.70% in 2002. The reason for the lower net yield in six-month period ending December 31, 2003 was that the yield on earnings assets decreased from 6.19% to 4.93%.

     Total average interest earning balances decreased $6.8 million and $5.0 million, for the three-month and six-month periods over one-year ago. The decrease is due primarily to shifting assets from cash and cash equivalents to loans. Total average loans increased $39.1 million and $33.8 million, for the three-month and six-month periods over one-year ago. The yields on total average earning assets were 4.93% and 6.05% for the three-month periods ended December 31, 2003, and 2002 and 4.93% and 6.19% for the six-month periods ended December 31, 2003 and 2002.

     Total average interest bearing liabilities increased $34.1 million, and $30.0 million, for the three-month and six-month periods ended December 31, 2003, over the comparative periods in 2002. Interest bearing liabilities increased primarily due to the use of Federal Home Loan Bank of Chicago loan advances to fund the purchase of first mortgage loans.

INTEREST INCOME

     Interest income for the three months and six months ended December 31, 2003 was $1,541,000 and $2,898,000 compared to $1,394,000 and $2,755,000 for the same period in 2002. The increase in both the three-month and six-month periods was due to an increase in average earning assets.

INTEREST EXPENSE

     Interest expense for the three months and six months ended December 31, 2003 was $484,000 and $946,000 compared to $559,000 and $1,110,000 for the same period in 2002. The decrease was primarily due to lower rates paid on interest-bearing liabilities during 2002, which was 1.78% for the three-month period ending December 31, 2003, and 1.86% for the six months ending December 31, 2003. This represents a 121 basis point decrease and a 124 basis point decrease in the rates paid over the same periods in the prior year.

The following tables set forth consolidated information regarding average balances and annualized average rates.

                                                                          Allied First Bancorp, Inc.
                                                         Three Months ending                    Three Months ending
                                                             December 31                            December 31
                                                                2003                                    2002
                                                 -----------------------------------     ----------------------------------
                                                  Average                    Average      Average                   Average
INTEREST EARNING ASSETS                           Balance       Interest      Rate        Balance      Interest      Rate
                                                  -------       --------      ----        -------      --------      ----
Loans                                            $ 110,547       $1,396       5.05%      $ 71,402       $1,210       6.78%
Available for sale securities                        9,223           97       4.21%         9,007          110       4.89%
Federal Home Loan Bank tock                          1,732           29       6.70%         1,571           24       6.11%
Interest earning balances                            3,510           19       2.17%        10,117           50       1.98%
                                                 ---------       ------       ----       --------       ------       ----

Total interest-earning assets                      125,012        1,541       4.93%        92,097        1,394       6.05%
                                                 ---------       ------       ----       --------       ------       ----

NON-INTEREST EARNING ASSETS

Premises and equipment                                 184                                     66
Allowance for loan losses                             (639)                                  (626)
Other non-earning assets                             1,612                                    619
                                                 ---------                               --------
Total assets                                     $ 126,169                               $ 92,156
                                                 =========                               ========

INTEREST BEARING LIABILITIES

Interest checking                                $   4,059       $   15       1.48%      $ 11,517       $   99       3.44%
Savings                                             14,330           18       0.50%        11,394           27       0.95%
Money market                                        40,929          154       1.51%        32,481          196       2.41%
Time deposits                                       17,565          173       3.94%        18,495          233       5.04%
Borrowed funds                                      32,024          124       1.55%           937            4       1.71%
                                                 ---------       ------       ----       --------       ------       ----

                                                   108,907          484       1.78%        74,824          559       2.99%
                                                 ---------       ------       ----       --------       ------       ----

NON-INTEREST BEARING LIABILITIES AND EQUITY

Checking                                             6,804                                  6,588
Other liabilities                                      512                                    517
Equity                                               9,946                                 10,227
                                                 ---------                               --------
Total liabilities and equity                     $ 126,169                               $ 92,156
                                                 =========                               ========

Net Interest/Spread                                              $1,057       3.15%                     $  835       3.06%
                                                                 ======       ====                      ======       ====

Margin                                                                        3.38%                                  3.63%
                                                                              ====                                   ====

(1)   Total Loans less deferred net loan fees

                                                                          Allied First Bancorp, Inc.
                                                         Six Months ending                       Six Months ending
                                                             December 31                            December 31
                                                                2003                                    2002
                                                 -----------------------------------     ----------------------------------
                                                  Average                    Average      Average                   Average
INTEREST EARNING ASSETS                           Balance       Interest      Rate        Balance      Interest      Rate
                                                  -------       --------      ----        -------      --------      ----
Loans                                            $ 102,802       $2,627       5.11%      $ 68,989       $2,392       6.93%
Available for sale securities                        8,115          168       4.14%         8,582          218       5.08%
Federal Home Loan Bank stock                         1,690           56       6.63%         1,561           43       5.51%
Interest earning balances                            5,015           47       1.87%         9,840          102       2.07%
                                                 ---------       ------       ----       --------       ------       ----

Total interest-earning assets                      117,622        2,898       4.93%        88,972        2,755       6.19%
                                                 ---------       ------       ----       --------       ------       ----

NON-INTEREST EARNING ASSETS

Premises and equipment                                 133                                     66
Allowance for loan losses                             (612)                                  (643)
Other non-earning assets                             1,815                                    627
                                                 ---------                               --------
Total assets                                     $ 118,958                               $ 89,022
                                                 =========                               ========

INTEREST BEARING LIABILITIES

Interest checking                                $   4,343       $   32       1.47%      $  6,357       $  110       3.46%
Savings                                             14,332           36       0.50%        11,456           58       1.01%
Money market                                        41,992          322       1.53%        34,707          458       2.64%
Time deposits                                       18,196          372       4.09%        18,677          479       5.13%
Borrowed funds                                      22,868          184       1.61%           505            5       1.98%
                                                 ---------       ------       ----       --------       ------       ----

                                                   101,731          946       1.86%        71,702        1,110       3.10%
                                                 ---------       ------       ----       --------       ------       ----

NON-INTEREST BEARING LIABILITIES AND EQUITY

Checking                                             6,840                                  6,598
Other liabilities                                      483                                    540
Equity                                               9,904                                 10,182
                                                 ---------                               --------
Total liabilities and equity                     $ 118,958                               $ 89,022
                                                 =========                               ========

Net interest/spread                                              $1,952       3.07%                     $1,645       3.09%
                                                                 ======       ====                      ======       ====

Margin                                                                        3.32%                                  3.70%
                                                                              ====                                   ====

(1)   Total loans less deferred net loan fees

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $91,000 and $212,000, respectively, for the three-month and six-month periods ended December 31, 2003 and $101,000 and $161,000 for the same periods in 2002. The increase in the six-month period ended December 31, 2003 over the same period in 2002 is due to the increase in the loan portfolio balances and in net charge-offs, as well as current probable losses in the loan portfolio. Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to address probable losses. Net charge-offs of $82,000 have been recorded for the three-month period ended December 31, 2003, compared to $80,000 of net charge-offs for the same period in 2002. Net charge-offs of $155,000 have been recorded for the six-month period ended December 31, 2003, compared to $139,000 of net charge-offs for the same period in 2002. The allowance for loan losses was $650,000 or 0.58% of net loans as of December 31, 2003, compared to $592,000 or 0.68% of net loans at June 30, 2003. The decline in percentage of allowance for loan loss to net loans was primarily due to loan portfolio shifting to a greater percentage of real estate secured loans and a smaller percentage of unsecured loans. The portfolio continued to shift to more real estate loans with the purchase of $35.3 million in first mortgage loans during the first quarter of the fiscal 2004 year. Allied First Bancorp, Inc. holds a small percentage in secured commercial loans, which was $5.4 million or 4.9% of net loans at December 31, 2003. At December 31, 2003 first mortgage and home equity loans comprise nearly 70% of the loan portfolio compared to 62% at June 30, 2003.

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

     Approximately 93% of our customer base consists of American Airlines pilots and their family members. Although this customer base had historically relatively stable employment and sources of income, the terrorist attacks on the United States in September 2001, the war in Iraq, and the current economic environment have adversely affected the airline industry. As a result of these factors, the stability of the employment and income of the American Airline pilots has been adversely affected and could negatively affect the ability of our customers to repay their loans, although the effect on our loan delinquencies and loan losses cannot be identified with reasonable certainty at this time. As a result of these factors, we may have higher loan delinquencies and defaults in future periods. At December 31, 2003, our delinquent loans past due 60 days or more, was less than 0.01% of our loan portfolio, compared to less than .01% at June 30, 2003 and .03% at December 31, 2002.

NON-INTEREST INCOME

     Non-interest income for the three-month periods ended December 31, 2003 and 2002 was $167,000 and $201,000, respectively and for the six-month periods were $371,000 and $402,000. The decline for both the three-month and six-month periods ended December 31, 2003 from 2002 was due to the decline in income from mortgage originations which have dropped significantly in the 2004 fiscal year. Account fees were $81,000 for the first six-month period ended December 31, 2003 and $65,000, an increase of $16,000, or 24.62% for the same period in 2002. The increase in account fees was due to the overdraft privilege program which began in

October of 2002. Overdraft privilege allows a customer to overdraw their checking account up to a specified limit for a fee.

NON-INTEREST EXPENSE

     Non-interest expense for the three-month period ended December 31, 2003, was $799,000, an increase of $27,000, or 3.50%, compared to the same period in 2002. Salary and employee benefits was $335,000 for the three-month period ended December 31, 2003 an increase of $43,000 or 14.73%, from $292,000 for the same period in 2002. The increase in salaries and employee benefits was due to additional personnel, normal merit raises as well as rising health care premiums. Office operations and equipment was $92,000 for the three-month period ended December 31, 2003 a decrease of $15,000 or 14.02%, from $107,000 for the same period in 2002. The decrease was mainly a result of computer network maintenance expense being lower for the 2003 three-month period. Occupancy expense was $27,000 for the three-month period ended December 31, 2003, an increase of $6,000 compared to the same period in 2002. The increase was due to an increase in rent expense related to a new lease effective January 2003. Travel and conference for the three-month period ended December 31, 2003, was $7,000, a decrease of $12,000, compared to the same period in 2002. Professional services expense was $94,000 for the three-month period ended December 31, 2003 an increase of $17,000 or 22.08%, from $77,000 for the same period in 2002. The increase in professional services was a result of increasing professional fees related to new legislation and regulation on the banking industry and SEC registrants. Marketing and promotion was $43,000 for the three-month period ended December 31, 2003 a decrease of $9,000 or 17.31%, from $52,000 for the same period in 2002. The decrease in marketing and promotion expense was a result of decreased promotional activities.

     Non-interest expense was $1,650,000 for the six-month period ended December 31, 2003, an increase of $35,000 or 2.17% from $1,615,000 for the same six-month period in 2002. Salary and employee benefits was $668,000 for the six-month period ended December 31, 2003 an increase of $89,000 or 15.37%, from $579,000 for the same period in 2002. The increase in salaries and employee benefits was due to additional personnel, normal merit raises as well as rising health care premiums. Occupancy expense was $53,000 for the six-month period ended December 31, 2003, an increase of $12,000 compared to the same period in 2002. The increase was due to an increase in rent expense related to a new lease effective January 2003. Travel and conference for the six-month period ended December 31, 2003, was $25,000, a decrease of $6,000, compared to the same period in 2002. Professional service fees were $203,000 for the six-month period ended December 31, 2003, and $171,000 for the same period in 2002. The increase in professional services was a result of increasing professional fees related to new legislation and regulation on the banking industry and SEC registrants. Marketing and promotion was $81,000 for the six-month period ended December 31, 2003 a decrease of $77,000 or 48.67%, from $158,000 for the same period in 2002. Other expenses for the six-month period ended December 31, 2003 and 2002 were $62,000 and $40,000. This increase in other expenses was a result of an increase in regulatory expense related to the cost of a regulatory exam fee.

INCOME TAXES

     The provision for income taxes was $130,000 and $64,000, for the three-month periods ending December 31, 2003 and 2002. The provision for income taxes was $180,000 and $106,000, for the six-month periods ending December 31, 2003 and 2002. The increases in both the three-month and six-month periods in 2003 are a result of higher income. The effective rate for the three-month periods ended December 31, 2003 and 2002 was 38.93% and 39.07%, and for the six-month periods were 39.00% and 39.10%.

REGULATORY CAPITAL REQUIREMENTS

     Pursuant to federal law, Allied First Bank must meet three separate minimum capital ratio requirements. As of December 31, 2003, Allied First Bank had core capital, Tier I risk-based and total risk-based ratios of 7.80%, 11.01% and 11.74% compared to well-capitalized requirements of 5.00%, 6.00% and 10.00%. At June 30, 2003, Allied First Bank had core capital, Tier I risk-based ratios of 9.50%, 12.10% and 12.90%.

LIQUIDITY

     Liquidity management refers to the ability to generate sufficient cash to fund current loan demand; meet deposit withdrawals and pay operating expenses. Allied First Bancorp, Inc. relies on various funding sources in order to meet these demands. Primary sources of funds include interest-earning balances with other financial institutions, money market mutual funds, proceeds from principal and interest payments on loans as well as the ability to borrow against first mortgages, and marketable securities. At December 31, 2003, Allied First Bank had $3.9 million in cash and cash equivalents that could be used for its funding needs. Cash and cash equivalents decreased by $823,000 compared to the period ending June 30, 2003 securities available for sale increased by $4.9 million and time deposits with other institutions decreased $1.1 million.

     For further liquidity, the Company may borrow against its mortgage-backed securities and first mortgages through the Federal Home Loan Bank of Chicago. The Company also established a fed funds line of $4.0 million with LaSalle Bank during 2002. The remaining borrowing capacity at December 31, 2003 was approximately $11.9 million.

     As of December 31, 2003, management is not aware of any current recommendations by regulatory authorities, which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Allied First Bancorp, Inc.'s liquidity, capital resources or operations.

                                     Item 3
                           Allied First Bancorp, Inc.
                             CONTROLS AND PROCEDURES

     An evaluation was carried out as of December 31, 2003 under the supervision and with the participation of Allied First Bancorp Inc.'s management, including the Chief Executive Offer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures. Based on their evaluation, Allied First Bancorp Inc.'s Chief Executive Officer and Chief Financial Officer have concluded that Allied First Bancorp, Inc's disclosure controls and procedures are to the best of their knowledge, effective to ensure that the information required to be disclosed by Allied First Bancorp Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in Allied First Bancorp Inc.'s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                                Allied First Bancorp, Inc.
                                                Registrant


Date: February 3, 2004                  /s/ Kenneth L. Bertrand
                                        ----------------------------------------
                                         Kenneth L. Bertrand
                                         President and Chief Executive Officer


Date: February 3, 2004                  /s/ Brian K. Weiss
                                        ----------------------------------------
                                         Brian K. Weiss
                                         Chief Financial Officer