Form 10QSB
period 2004-03-31
ALLIED FIRST BANCORP INC
filed 2004-05-14
CIK 1158865

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

As of May 6, 2004, there were 558,350 shares of the Registrant's common stock issued and outstanding.

                           Allied First Bancorp, Inc.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                   PAGE NO.
Item 1.  Consolidated Condensed Financial Statements

         Consolidated Balance Sheets at March 31, 2004 and June 30, 2003            3

         Consolidated Statements of Income and Comprehensive Income for the
         three months and nine months ended March 31, 2004 and 2003                 4

         Consolidated Statements of Cash Flows for the nine months ended
         March 31, 2004 and 2003                                                    5

         Notes to Consolidated Condensed Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                      8

Item 3.  Controls and Procedures                                                   15

PART II. OTHER INFORMATION

         Items 1-6                                                                 17

         Signature Page                                                            18

         10-QSB Certifications                                                     19

                     PART I: FINANCIAL INFORMATION, Item 1.
                           Allied First Bancorp, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  (Unaudited)
                                                                                                           At                    At

ASSETS:                                                                                             March 31,              June 30,
                                                                                                         2004                  2003
                                                                                                         ----                  ----
      Cash and cash equivalents ........................................................        $   5,129,960         $   3,035,791
      Time deposits with other financial institutions ..................................              298,198             3,137,257
      Securities available for sale ....................................................            8,177,000             3,805,606
      Loans held for sale ..............................................................                   --               734,151
      Credit card loans held for sale ..................................................            4,615,292                    --
      Loans, net of allowance for loan losses of $623,956 at
         March 31, 2004 and $592,373 at June 30, 2003 ..................................          103,786,980            87,250,293
      Federal Home Loan Bank stock, at cost ............................................            1,828,600             1,640,100
      Accrued interest receivable ......................................................              393,252               315,421
      Premises and equipment-net .......................................................              256,562                66,050
      Servicing agent receivable .......................................................            3,120,268             1,105,087
      Other assets .....................................................................              284,592               471,755
                                                                                                -------------         -------------

            Total assets ...............................................................        $ 127,890,704         $ 101,561,511
                                                                                                =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
      Non-interest-bearing demand deposits .............................................        $   7,972,189         $   8,385,779
      Interest-bearing demand deposits .................................................            2,791,771             4,337,974
      Savings, Now, and money market deposits ..........................................           52,476,994            59,678,230
      Time deposits ....................................................................           19,206,489            18,841,382
                                                                                                -------------         -------------
           Total deposits ..............................................................           82,447,443            91,243,365
      Borrowed funds ...................................................................           34,500,000                    --
      Other liabilities ................................................................              672,215               501,753
                                                                                                -------------         -------------
           Total liabilities ...........................................................          117,619,658            91,745,118
                                                                                                -------------         -------------

Shareholders' Equity:
      Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued ........                   --                    --
      Common stock, $.01 par value, 8,000,000 shares authorized,
           608,350 shares issued and 558,350 outstanding at March 31, 2004 and
           June 30, 2003 ...............................................................                6,084                 6,084
      Additional paid-in capital .......................................................            5,271,948             5,271,948
      Retained earnings ................................................................            5,586,394             5,162,001
      Accumulated other comprehensive income ...........................................               69,120                38,860
      Treasury stock, at cost 50,000 shares ............................................             (662,500)             (662,500)
                                                                                                -------------         -------------
             Total shareholders' equity ................................................           10,271,046             9,816,393
                                                                                                -------------         -------------

                 Total liabilities and shareholders' equity ............................        $ 127,890,704         $ 101,561,511
                                                                                                =============         =============

  The accompanying notes are an integral part of these consolidated financial statements

                      PART I: FINANCIAL INFORMATION, Item 1
                           Allied First Bancorp, Inc.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                         Three Months Ended                  Nine months Ended
                                                                              March 31,                           March 31,
                                                                       2004               2003              2004             2003
                                                                       ----               ----              ----             ----
Interest income:

                    Loans receivable                                 $1,324,993       $ 1,231,235        $3,952,400       $3,622,847
                    Interest earning deposits                            35,967            54,521           138,712          199,925
                    Securities                                          103,793            50,814           271,746          269,166
                                                                     ----------       -----------        ----------       ----------
                       Total interest income                          1,464,753         1,336,570         4,362,858        4,091,938
Interest expense:
                    Deposits                                            344,327           456,138         1,105,952        1,561,417
                    Borrowed funds                                      135,556             9,070           320,266           14,460
                                                                     ----------       -----------        ----------       ----------
                       Total interest expense                           479,883           465,208         1,426,218        1,575,877
Net interest income:                                                    984,870           871,362         2,936,640        2,516,061

Provision for loan losses                                                75,000            60,000           287,000          221,000
                                                                     ----------       -----------        ----------       ----------

Net interest income after
provision for loan losses                                               909,870           811,362         2,649,640        2,295,061

Non-interest income:
                    Credit and debit card transaction                   132,382           139,497           386,239          409,456
                    Account fees                                         41,845            43,592           118,666          108,707
                    Gain on sale of securities                               --                --             4,910            4,132
                    First mortgage loan fees                                 --            16,926            25,087           62,441
                    Other                                                 5,509             8,671            15,829           25,535
                                                                     ----------       -----------        ----------       ----------
                       Total non-interest income                        179,736           208,686           550,731          610,271

Non-interest expense:
                    Salaries and employee benefits                      354,321           317,694         1,022,116          896,825
                    Office operations and equipment                     117,843           100,974           317,974          311,108
                    Occupancy                                            26,952            24,109            79,955           65,494
                    Data processing                                      62,880            58,519           191,474          185,544
                    Credit and debit card processing                    113,056           117,242           342,942          374,460
                    Travel and conference                                21,777            29,947            46,536           60,859
                    Professional services                                85,304            68,845           284,204          239,720
                    Marketing and promotion                              35,332            34,416           116,672          192,865
                    Other expenses                                       33,168            32,625            97,673           72,596
                                                                     ----------       -----------        ----------       ----------
                       Total non-interest expense                       850,633           784,371         2,499,546        2,399,471

Income before income taxes:                                             238,973           235,677           700,825          505,861

                    Income tax expense                                   95,620            91,639           276,432          197,287
                                                                     ----------       -----------        ----------       ----------
Net income:                                                          $  143,353       $   144,038        $  424,393       $  308,574
                                                                     ==========       ===========        ==========       ==========

Other comprehensive income (loss)                                        38,076            (3,484)           30,260           37,453
                                                                     ----------       -----------        ----------       ----------
Total comprehensive income                                           $  181,429       $   140,554        $  454,653       $  346,027
                                                                     ==========       ===========        ==========       ==========
Earnings per common share
                    Basic                                            $     0.26       $      0.24        $     0.76       $     0.51
                    Diluted                                          $     0.26       $      0.24        $     0.76       $     0.51

  The accompanying notes are an integral part of these consolidated financial statements

                      PART I: Financial Information, Item 1
                           Allied First Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         Nine months Ended
                                                                                                              March 31,
                                                                                                    2004                   2003
                                                                                                    ----                   ----
Cash flows from operating activities
            Net Income ...............................................................          $    424,393           $    308,574
            Adjustment to reconcile net income to net cash from
               operating activities
                       Depreciation ..................................................                75,612                 33,655
                       Amortization of premiums on securities ........................                75,857                103,671
                       Net gain on sale of securities ................................                (4,910)                (4,132)
                       Provision for loan losses .....................................               287,000                221,000
                       FHLB stock dividend ...........................................               (84,000)               (82,000)
                       Net Changes in
                          Accrued interest receivable ................................               (77,831)               (16,939)
                          Servicing agent receivable .................................            (2,015,181)                    --
                          Other assets ...............................................               187,163               (496,822)
                          Other liabilities ..........................................               153,184                (91,133)
                                                                                                ------------           ------------
                                  Net cash from operating activities .................             ($978,713)               (24,126)

Cash flows from investing activities
            Purchase of available for sale securities ................................            (7,221,039)            (6,068,154)
            Sale of available for sale securities ....................................               357,863              4,172,635
            Principal collected on mortgage backed securities ........................             2,468,373              3,326,617
            Purchase of Federal Home Loan Bank stock .................................              (104,500)                    --
            Net expenditures of premises and equipment ...............................              (266,124)               (38,159)
            Purchase of loans from other institutions ................................           (38,582,526)           (10,556,546)
            Net changes in:
                       Loans .........................................................            17,877,698              2,136,501
                       Time deposits with other financial institutions ...............             2,839,059              1,289,477
                                                                                                ------------           ------------

                                  Net cash from investing activities .................           (22,631,196)            (5,737,629)

Cash flows from financing activities
            Net change in
                       Deposits ......................................................            (8,795,922)             8,194,707
            Proceeds from borrowed ...................................................            35,500,000             11,500,000
            Repayments of borrowings .................................................            (1,000,000)           (11,500,000)
                                                                                                ------------           ------------

                                  Net cash from financing activities .................            25,704,078              8,194,707

Increase in cash and cash equivalents ................................................             2,094,169              2,432,952

Cash and cash equivalents at beginning of period .....................................             3,035,791              7,363,100
                                                                                                ------------           ------------

Cash and cash equivalents at end of period ...........................................          $  5,129,960           $  9,796,052
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

     In the opinion of management, the consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of the Company as of March 31, 2004 and June 30, 2003 and the results of its operations, for the three months and nine months ended March 31, 2004 and 2003. Financial statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended March 31, 2004.

     Operating results for the three months and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. Allied First Bancorp, Inc.'s 2003 annual report on Form 10-KSB should be read in conjunction with these statements.

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

(3) Earnings Per Common Share

     Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three-month and nine-month periods ended March 31, 2004, the weighted average number of common shares used in the computation of basic earning per share was 558,350. The weighted average number of common shares for the same periods in 2003 was 608,350. There are no potential dilutive common shares.

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

The future minimum commitments under the full lease term at March 31, 2004 for all operating leases are as follows:

           Year Ending June 30,                        Amount
           --------------------                       --------

                  2004                                $  7,564
                  2005                                 117,464
                  2006                                 120,988
                  2007                                 124,618
                  2008                                 128,357
                  Thereafter                           109,625
                                                      --------

                      Total                           $608,616
                                                      ========

(5) Federal Home Loan Bank Advances

At March 31, 2004, advances from the Federal Home Loan Bank were as follows.

      Open line advance, variable rate and term         $ 7,000,000
      Maturity July 2004, fixed rate of 1.34%             5,000,000
      Maturity March 2005, fixed rate of 1.24%            8,500,000
      Maturity July 2005, fixed rate of 1.70%             5,000,000
      Maturity July 2006, fixed rate of 2.12%             5,000,000
      Maturity March 2007, fixed rate of 2.63%            4,000,000
                                                        -----------
          Total                                         $34,500,000
                                                        ===========

     Each advance is payable at its maturity date, with a prepayment penalty. All advances including open line advances were collateralized by $8,177,000 in mortgaged backed securities and $52,799,000 of first mortgage loans under a blanket lien arrangement at March 31, 2004.

(6) Credit card portfolio pending sale

      On March 23, 2004, Allied First Bank signed a letter of intent to sell its credit card portfolio for a premium of approximately 20%.

(7) Subsequent events

      On April 1, 2004 Allied First Bancorp, Inc. purchased Eagle's Nest Marketing Solutions Inc., a loan servicing call center for approximately $704,000. The purchase price included intangible assets and goodwill totaling approximately $532,000.

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

FINANCIAL CONDITION

     The Company's total assets increased $26.3 million during the nine months ended March 31, 2004, to $127.9 million from $101.6 million at June 30, 2003. The increase was due to increases in net loans of $21.2 million and an increase of $4.4 million in available for sale securities.

     The Company's total liabilities increased $25.9 million from $91.7 million at June 30, 2003, to $117.6 million at March 31, 2004. The increase was due primarily to $34.5 million in borrowed funds and was offset by a decrease in deposits of $8.8 million. Total deposits decreased from $91.2 million at June 30, 2003 to $82.4 million at March 31, 2004. To offset a drop in customer deposits Allied First Bank issued approximately $3.4 million in brokered time deposit with varying terms and rates.

     Stockholders' equity increased by $455,000 from $9.8 million at June 30, 2003 to $10.3 million at March 31, 2004. The increase is due to year to date net income of $424,000, and an increase decrease in unrealized appreciation on available for sale securities of $30,000.

                COMPARISON OF THREE-MONTH AND NINE-MONTH PERIODS
                          ENDED MARCH 31, 2004 AND 2003

GENERAL

     Net income for the three-month and nine-month periods ended March 31, 2004 was $143,000 and $424,000, respectively, compared to net income of $144,000 and $309,000 for the equivalent periods in 2003. The increase in net income for the nine-month period ended 2004 over the same period in 2003 was due primarily to higher net interest income.

NET INTEREST INCOME

     The net interest income for the three-month period ended March 31, 2004, was $985,000 compared to $871,000 for the same period in 2003. This is a 13.09% increase over the same period in 2003. Although net interest income grew as a result of asset growth the net interest margin dropped to 3.12% from 3.73% for the same period in 2003. The reason for the lower yield in 2004 was that the yield on earnings assets decreased from 5.72% to 4.64%. The net interest income for the nine-month period ended March 31, 2004, was $2,937,000 compared to $2,516,000 for the same period in 2003, an increase of 16.73% and resulted in a net interest margin of 3.25% compared to 3.71% in 2003. The reason for the lower net yield in nine-month period ending March 31, 2004 was that the yield on earnings assets decreased from 6.03% to 4.83%.

     Total average interest earning balances decreased $3.5 million and $4.8 million, for the three-month and nine-month periods over one-year ago. The decrease is due primarily to shifting assets from cash and cash equivalents to loans. Total average loans increased $33.1 million and $33.5 million, for the three-month and nine-month periods over one-year ago. The yields on total average earning assets were 4.64% and 5.72% for the three-month periods ended March 31, 2004, and 2003 and 4.83% and 6.03% for the nine-month periods ended March 31, 2004 and 2003.

     Total average interest bearing liabilities increased $34.0 million, and $31.3 million, for the three-month and nine-month periods ended March 31, 2004, over the comparative periods in 2003. Interest bearing liabilities increased primarily due to the use of Federal Home Loan Bank of Chicago loan advances to fund the purchase of first mortgage loans.

INTEREST INCOME

     Interest income for the three months and nine months ended March 31, 2004 was $1,465,000 and $4,363,000 compared to $1,337,000 and $4,092,000 for the same period in 2003. The increase in both the three-month and nine-month periods was due to an increase in average earning assets.

INTEREST EXPENSE

     Interest expense for the three months and nine months ended March 31, 2004 was $480,000 and $1,426,000 compared to $465,000 and $1,576,000 for the same period in 2003. The decrease was primarily due to lower rates paid on interest-bearing liabilities during 2004, which was 1.74% for the three-month period ending March 31, 2004, and 1.82% for the nine months ending March 31, 2004. This represents a 69 basis point decrease and a 106 basis point decrease in the rates paid over the same periods in the prior year.

The following tables set forth consolidated information regarding average balances and annualized average rates.

                                                                          Allied First Bancorp, Inc.
                                                      Three Months ending March 31             Three Months ending March 31
                                                                    2004         (Dollars in thousands)    2003
                                                  ----------------------------------------------------------------------------
                                                   Average                    Average      Average                     Average
INTEREST EARNING ASSETS                            Balance        Interest     Rate        Balance        Interest      Rate
                                                   -------        --------     ----        -------        --------      ----
Loans                                             $ 112,457      $   1,325      4.71%     $  79,392      $   1,231      6.20%
Available for sale securities                         8,524            104      4.88%         5,506             51      3.71%
Federal Home Loan Bank stock                          1,798             29      6.45%         1,594             20      5.02%
Interest earning balances                             3,631              7      0.77%         7,082             35      1.98%
                                                  ---------      ---------      ----      ---------      ---------      ----

Total interest-earning assets                       126,410          1,465      4.64%        93,574          1,337      5.72%
                                                  ---------      ---------      ----      ---------      ---------      ----

NON-INTEREST EARNING ASSETS

Premises and equipment                                  265                                      67
Allowance for loan losses                              (655)                                   (648)
Other non-earning assets                              1,868                                     917
                                                  ---------                               ---------
Total assets                                      $ 127,888                               $  93,910
                                                  =========                               =========

INTEREST BEARING LIABILITIES

Interest checking                                 $   3,192      $       8      1.00%     $   7,759      $      37      1.91%
Savings                                              13,322             17      0.51%        11,640             21      0.72%
Money market                                         39,578            138      1.39%        37,032            199      2.15%
Time deposits                                        19,071            181      3.80%        17,971            199      4.43%
Borrowed funds                                       35,358            136      1.54%         2,180              9      1.65%
                                                  ---------      ---------      ----      ---------      ---------      ----

                                                    110,521            480      1.74%        76,582            465      2.43%
                                                  ---------      ---------      ----      ---------      ---------      ----

NON-INTEREST BEARING LIABILITIES AND EQUITY

Checking                                              6,678                                   6,571
Other liabilities                                       604                                     462
Equity                                               10,085                                  10,295
                                                  ---------                               ---------
Total liabilities and equity                      $ 127,888                               $  93,910
                                                  =========                               =========

Net Interest/Spread                                              $     985      2.90%                    $     872      3.29%
                                                                 ===================                     ===================

Margin                                                                          3.12%                                   3.73%
                                                                                ====                                    ====

(1)   Total Loans less deferred net loan fees

                                                                             Allied First Bancorp, Inc.
                                                        Nine months ending March                Nine months ending March
                                                                   2004         (Dollars in thousands)    2003
                                                  -------------------------------------------------------------------------
                                                   Average                   Average      Average                   Average
INTEREST EARNING ASSETS                            Balance       Interest      Rate       Balance        Interest     Rate
                                                   -------       --------      ----       -------        --------     ----
Loans                                             $ 105,996      $   3,952     4.97%     $  72,457      $   3,623     6.67%
Available for sale securities                         8,250            272     4.40%         7,158            269     5.01%
Federal Home Loan Bank stock                          1,726             84     6.49%         1,572             63     5.34%
Interest earning balances                             4,418             55     1.66%         9,319            137     1.96%
                                                  ---------      ---------     ----      ---------      ---------     ----

Total interest-earning assets                       120,390          4,363     4.83%        90,506          4,092     6.03%
                                                  ---------      ---------     ----      ---------      ---------     ----

NON-INTEREST EARNING ASSET

Premises and equipment                                  176                                     66
Allowance for loan losses                              (626)                                  (645)
Other non-earning assets                              1,855                                    724
                                                  ---------                              ---------
Total assets                                      $ 121,795                              $  90,651
                                                  =========                              =========

INTEREST BEARING LIABILITIES

Interest Checking                                 $   3,962      $      41     1.38%     $   6,824      $     148     2.89%
Savings                                              13,998             53     0.50%        11,517             79     0.91%
Money market                                         41,193            460     1.49%        35,482            656     2.47%
Time deposits                                        18,485            552     3.98%        18,441            679     4.91%
Borrowings                                           27,001            320     1.58%         1,064             14     1.75%
                                                  ---------      ---------     ----      ---------      ---------     ----

Total interest-bearing liabilities                  104,639          1,426     1.82%        73,328          1,576     2.87%
                                                  ---------      ---------     ----      ---------      ---------     ----

NON-INTEREST BEARING LIABILITIES AND EQUITY

Checking                                              6,786                                  6,589
Other liabilities                                       524                                    514
Equity                                                9,846                                 10,220
                                                  ---------                              ---------
Total liabilities and equity                      $ 121,795                              $  90,651
                                                  =========                              =========

Net Interest/Spread                                              $   2,937     3.01%                    $   2,516     3.16%
                                                                 ==================                     ==================

Margin                                                                         3.25%                                  3.71%
                                                                               ====                                   ====

(1)   Total Loans less deferred net loan fees

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $75,000 and $287,000, respectively, for the three-month and nine-month periods ended March 31, 2004 and $60,000 and $221,000 for the same periods in 2003. The increase in the nine-month period ended March 31, 2004 over the same period in 2003 is due to the increase in the loan portfolio balances and in net charge-offs. Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to address probable incurred losses. Net charge-offs of $101,000 have been recorded for the three-month period ended March 31, 2004, compared to $115,000 of net charge-offs for the same period in 2003. Net charge-offs of $255,000 have been recorded for the nine-month period ended March 31, 2004, compared to $255,000 of net charge-offs for the same period in 2003. The allowance for loan losses was $624,000 or 0.57% of net loans as of March 31, 2004, compared to $592,000 or 0.68% of net loans at June 30, 2003. The decline in percentage of allowance for loan loss to net loans was primarily due to loan portfolio shifting to a greater percentage of real estate secured loans and a smaller percentage of unsecured loans. The portfolio continued to shift to more real estate loans with the purchase of $35.3 million in first mortgage loans during the first quarter of the fiscal 2004 year. Allied First Bancorp, Inc. holds a small percentage in secured commercial loans, which was $5.3 million or 4.9% of net loans at March 31, 2004. At March 31, 2004 first mortgage and home equity loans comprise nearly 70% of the loan portfolio compared to 62% at June 30, 2003.

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

     Approximately 93% of our customer base consists of American Airlines pilots and their family members. Although this customer base had historically relatively stable employment and sources of income, the terrorist attacks on the United States in September 2001, the war in Iraq, and the current economic environment have adversely affected the airline industry. As a result of these factors, the stability of the employment and income of the American Airline pilots has been adversely affected and could negatively affect the ability of our customers to repay their loans, although the effect on our loan delinquencies and loan losses cannot be identified with reasonable certainty at this time. As a result of these factors, we may have higher loan delinquencies and defaults in future periods. At March 31, 2004, our delinquent loans past due 60 days or more, was less than 0.08% of our loan portfolio, compared to less than 0.01% at June 30, 2003 and 0.14% at March 31, 2003.

NON-INTEREST INCOME

     Non-interest income for the three-month periods ended March 31, 2004 and 2003 was $180,000 and $209,000, respectively and for the nine-month periods were $551,000 and $610,000. The decline for both the three-month and nine-month periods ended March 31, 2004 from 2003 was primarily due to the decline in income from mortgage originations which have dropped significantly in the 2004 fiscal year. Account fee income was $119,000 for the nine-months ended March 31, 2004 compared to $109,000 for the nine months ended March 31, 2003, an increase of $10,000, or 9.17%. The increase in account fees was due to the overdraft privilege program which began in October of 2002. Overdraft privilege allows a customer to overdraw their checking account up to a specified limit for a fee.

NON-INTEREST EXPENSE

     Non-interest expense for the three-month period ended March 31, 2004, was $851,000, an increase of $67,000, or 8.55%, compared to the same period in 2003. Salary and employee benefits was $354,000 for the three-month period ended March 31, 2004 an increase of $36,000 or 11.32%, from $318,000 for the same period in 2003. The increase in salaries and employee benefits was due to additional personnel, normal merit raises as well as rising health care premiums. Office operations and equipment was $118,000 for the three-month period ended March 31, 2004 an increase of $17,000 or 16.83%, from $101,000 for the same period in 2003. The increase was partly related to an increase in office supplies for technology upgrades. Another factor in the increase in office operations and equipment expense is that our corporate settlement expense increased. Corporate settlement expense is what our corporate bank charges us for maintenance and transactions. Occupancy expense was $27,000 for the three-month period ended March 31, 2004, an increase of $3,000 compared to the same period in 2003. The increase was due to an increase in rent expense related to a new lease effective January 2003. Travel and conference for the three-month period ended March 31, 2004, was $22,000, a decrease of $8,000, compared to the same period in 2003. Professional services expense was $85,000 for the three-month period ended March 31, 2004 an increase of $16,000 or 23.19%, from $69,000 for the same period in 2003. The increase in professional services was a result of increasing professional fees related to new legislation and regulation on the banking industry and SEC registrants.

     Non-interest expense was $2,500,000 for the nine-month period ended March 31, 2004, an increase of $101,000 or 4.21% from $2,399,000 for the same nine-month period in 2003. Salary and employee benefits was $1,022,000 for the nine-month period ended March 31, 2004 an increase of $125,000 or 13.94%, from $897,000 for the same period in 2003. The increase in salaries and employee benefits was due to additional personnel, normal merit raises as well as rising health care premiums. Occupancy expense was $80,000 for the nine-month period ended March 31, 2004, an increase of $15,000 compared to the same period in 2003. The increase was due to an increase in rent expense related to a new lease effective January 2003. Travel and conference for the nine-month period ended March 31, 2004, was $47,000, a decrease of $14,000, compared to the same period in 2003. Professional service fees were $284,000 for the nine-month period ended March 31, 2004, and $240,000 for the same period in 2003. The increase in professional services was a result of increasing professional fees related to new legislation and regulation on the banking industry and SEC registrants. Marketing and promotion was $117,000 for the nine-month period ended March 31, 2004 a decrease of $76,000 or 39.38%, from $193,000 for the same period in 2003. The reason for the decrease during the 2004 fiscal year is that Allied First Bank has cut back on its higher cost marketing efforts. Other expenses for the nine-month period ended March 31, 2004 and 2003 were $98,000 and $73,000. This increase in other expenses was a result of an increase in regulatory expense related to the cost of a regulatory exam fee.

INCOME TAXES

     The provision for income taxes was $96,000 and $92,000, for the three-month periods ending March 31, 2004 and 2003. The provision for income taxes was $276,000 and $197,000, for the nine-month periods ending March 31, 2004 and 2003. The increase in the nine-month period in 2004 is a result of higher pre-tax income. The effective rate for the three-month periods ended March 31, 2004 and 2003 was 40.0% and 38.9%, and for the nine-month periods were 39.4% and 39.0%.

REGULATORY CAPITAL REQUIREMENTS

     Pursuant to federal law, Allied First Bank must meet three separate minimum capital ratio requirements. As of March 31, 2004, Allied First Bank had core capital, Tier I risk-based and total risk-based ratios of 7.83%, 11.00% and 11.69% compared to well-capitalized requirements of 5.00%, 6.00% and 10.00%. At June 30, 2003, Allied First Bank had core capital, Tier I risk-based ratios of 9.50%, 12.10% and 12.90%.

LIQUIDITY

     Liquidity management refers to the ability to generate sufficient cash to fund current loan demand; meet deposit withdrawals and pay operating expenses. Allied First Bancorp, Inc. relies on various funding sources in order to meet these demands. Primary sources of funds include interest-earning balances with other financial institutions, money market mutual funds, proceeds from principal and interest payments on loans as well as the ability to borrow against first mortgages, and marketable securities. At March 31, 2004, Allied First Bank had $5.1 million in cash and cash equivalents that could be used for its funding needs. Cash and cash equivalents increased by $2.1 million compared to the period ending June 30, 2003. Securities available for sale increased by $4.4 million and time deposits with other institutions decreased $2.8 million.

     For further liquidity, the Company may borrow against its mortgage-backed securities and first mortgages through the Federal Home Loan Bank of Chicago. The Company also has a fed funds line of $4.0 million and a working capital line of $5.0 million with LaSalle Bank . The remaining borrowing capacity at March 31, 2004 was approximately $14.9 million.

     As of March 31, 2004, management is not aware of any current recommendations by regulatory authorities, which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Allied First Bancorp, Inc.'s liquidity, capital resources or operations.

                                     Item 3
                           Allied First Bancorp, Inc.
                             CONTROLS AND PROCEDURES

     An evaluation was carried out as of March 31, 2004 under the supervision and with the participation of Allied First Bancorp Inc.'s management, including the Chief Executive Offer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures. Based on their evaluation, Allied First Bancorp Inc.'s Chief Executive Officer and Chief Financial Officer have concluded that Allied First Bancorp, Inc's disclosure controls and procedures are to the best of their knowledge, effective to ensure that the information required to be disclosed by Allied First Bancorp Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in Allied First Bancorp Inc.'s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 5 - Other Information - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

            (a)   Exhibit 31.1   Rule 13a-14(a)/15d/14(a) Certification of Chief
                                 Executive Officer

                  Exhibit 31.2 Rule 13a-14(a)/15d/14(a) Certification of Chief Financial Officer

                  Exhibit 32.1 Chief Executive Officer's Section 906 Certification under the Sarbanes- Oxley Act of 2002

                  Exhibit 32.2 Chief Financial Officer's Section 906 Certification Under the Sarbanes- Oxley Act of 2002

            (b)   Reports on Form 8-K

                  On April 7, 2004, Allied First Bancorp, Inc. filed a form 8-k attaching a press release regarding the acquisition of Eagle's Nest Marketing Solutions, Inc.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Allied First Bancorp, Inc.
                                       Registrant


Date:   May 6, 2004                    /s/ Kenneth L. Bertrand
     ----------------                      -------------------------------------
                                           Kenneth L. Bertrand
                                           President and Chief Executive Officer


Date:   May 6, 2004                    /s/ Brian K. Weiss
     ----------------                      -------------------------------------
                                           Brian K. Weiss
                                           Chief Financial Officer