Form 10KSB
period 2004-06-30
ALLIED FIRST BANCORP INC
filed 2004-09-28
CIK 1158865

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended June 30, 2004

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                         Commission File Number 1-16763

                           ALLIED FIRST BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Maryland                                            36-4482786
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

387 Shuman Blvd., Suite 290E, Naperville, Illinois                  60563
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          Zip Code

       Registrant's telephone number, including area code: (630) 778-7700

                             ---------------------

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

      Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES_X_ NO__.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The Registrant had revenue of $7.6 million for the fiscal year ended June 30, 2004.

      As of September 7, 2004, the Registrant had 527,688 shares of Common Stock issued and outstanding.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of September 7, 2004 was $9.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE
PART II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 2004. PART III of Form 10-KSB - Proxy Statement for 2004 Annual Meeting
                                of Stockholders.

                                     PART I

Item 1. Description of Business
        -----------------------

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

      The following discussion is intended to assist in understanding the financial condition and results of operations of Allied First Bancorp, Inc., Allied First Bank, and Eagle's Nest Marketing Solutions, Inc. The discussion and analysis does not include any comments relating to Allied First Bancorp, Inc., since Allied First Bancorp, Inc. has no significant operations.

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

      The executive offices of Allied First Bancorp, Inc. are located at 387 Shuman Boulevard, Suite 290E, Naperville, Illinois 60563, and its telephone number at that address is (630) 778-7700.

      The activities of Allied First Bancorp, Inc. have generally been limited to investment in the stock of Allied First Bank, and Eagle's Nest Marketing Solutions, Inc. Unless otherwise indicated, all activities discussed below are of Allied First Bank or Eagle's Nest Marketing Solutions, Inc.

      Allied First Bank. Allied First Bank's predecessor, the Allied Pilots Association Federal Credit Union, was established in 1994. The Credit Union was formed to serve the current and former members of the Allied Pilots Association (which consists of pilots of American Airlines) and their family members. As a credit union, Allied Pilots Association Federal Credit Union was legally restricted to serve only members who shared a "common bond" such as the pilots and their family members. Unless the context otherwise requires, references to Allied First Bank for the period before September 1, 2001 shall include Allied Pilots Association Federal Credit Union.

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

      Our historical principal business consists of attracting retail deposits from the members of the credit union and investing those funds primarily in mortgages and consumer loans. Our revenues are derived principally from interest on loans and investments. We also generate revenue from fees and other income. Allied First Bank now serves the general public rather than being limited to serving only the pilots of American Airlines and their family members. However, the current customer base is principally the pilots of American Airlines and their family members.

      We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, interest and non-interest bearing demand deposit accounts and time deposit accounts with varied terms ranging from three months to 60 months. We have historically solicited deposits from our customers, the largest concentration of which reside in the States of California, Florida, Illinois, and Texas, through direct mailings and over the Internet.

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

      General. Our loans carry either a fixed or an adjustable rate of interest. We originate a variety of consumer loans including automobile and recreational vehicle loans, unsecured lines of credit, signature loans, home equity loans and mortgage loans. When we originate a mortgage, we typically sell the loans immediately after funding with servicing released and without recourse. Currently, these loans are sold to one investor and underwritten by the investor pursuant to Freddie Mac or Fannie Mae guidelines. However, more recently we started to retain a portion of the loans in our portfolio. We retain loans within our DuPage County market area for Community Reinvestment Act purposes as well as outside our market area where retention is needed for asset/liability management purposes. In determining whether to retain loans we consider, among other things, the interest rate environment, our liquidity levels, geographical diversity and balance sheet management. The maximum loan to value ratio of any retained loan does not exceed 95% and loans with a loan to value ratio in excess of 80% require private mortgage insurance. In addition to the retaining a portion of the mortgage loans that we originate, we also purchase first mortgage loans from other financial institutions. In 2004, we purchased approximately $50.2 million in first mortgage loans from other financial institutions. We do originate home equity lines of credit for our portfolio and such loans carry an adjustable rate of interest. We also originate home equity loans for our portfolio and such loans carry a fixed rate of interest. We do not originate commercial loans or commercial real estate loans. However, we do have participations in commercial loans that are secured by aircraft and real estate. Mortgage loans generally have a longer term amortization, with principal and interest due each month, than other types of loans. At June 30, 2004, our net loan portfolio totaled $113.3 million, which constituted 85.3% of our total assets.

      As an Illinois savings bank we are generally entitled to lend up to 25% of our unimpaired capital and surplus to any one borrower at a time. The maximum amount which we could have loaned to any one borrower and the borrower's related entities at June 30, 2004 was $2.7 million. At June 30, 2004, we had no loans or group of loans to related borrowers with outstanding balances in excess of this amount. Our five largest lending relationships at June 30, 2004 were as follows:
(i) a $967,000 variable rate loan secured by a first mortgage, (ii) a fixed rate first mortgage with a $862,000 outstanding balance; (iii) a $823,000 variable rate loan secured by a first mortgage; (iv) a $818,000 variable rate loan secured by a first mortgage; and (v) a fixed rate loan secured by a first mortgage with a $713,000 outstanding balance. At June 30, 2004, all of these loans totaling $4.2 million in the aggregate were performing in accordance with their terms.

      The following table presents information concerning the composition of Allied First Bank's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                               June 30,
                                             ---------------------------------------------
                                                     2004                    2003
                                             ---------------------   ---------------------
                                              Amount      Percent     Amount      Percent
                                              ------      -------     ------      -------
                                                        (Dollars in Thousands)
Loans:
------
   Vehicle ...............................   $  9,366        8.26%   $ 11,465       13.14%
   Airplane ..............................      3,030        2.67       3,312        3.80
   Boat ..................................      4,122        3.63       3,042        3.49
   Signature .............................      3,520        3.10       4,176        4.79
   Lines of credit .......................      4,102        3.62       7,170        8.22
   Deposit secured .......................         41        0.04          87         .10
   Home equity ...........................     25,719       22.67      19,374       22.21
   Commercial real estate (first mortgage)      4,271        3.76       1,221        1.40
   First mortgages .......................     57,747       50.90      32,627       37.40
   Real estate construction ..............      1,527        1.35          --          --
   Credit card ...........................         --          --       4,770        5.47
                                             --------      ------    --------      ------
           Total Loans ...................    113,445      100.00%     87,244      100.00%
                                                           ======                  ======
Less allowance for loan losses ...........       (598)                   (592)
Net deferred loan costs ..................        126                     141
Unamortized premiums .....................        322                     457
                                             --------                --------

           Net Loans .....................   $113,295                $ 87,250
                                             ========                ========

      The following table shows the composition of Allied First Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                  June 30,
                                                --------------------------------------------
                                                        2004                    2003
                                                --------------------    ----------- --------
                                                 Amount      Percent     Amount      Percent
                                                 ------      -------     ------      -------
                                                           (Dollars in Thousands)
Fixed-rate loans:
-----------------
Vehicle .....................................   $  9,366        8.26%   $ 11,465       13.14%
Airplane ....................................      1,863        1.64       1,013        1.16
Boat ........................................      3,356        2.96       1,793        2.06
Signature ...................................      3,520        3.10       4,176        4.79
Lines of credit .............................      2,473        2.18       4,719        5.41
Deposit secured .............................         41         .04          87        0.10
Home equity .................................      3,936        3.47       3,124        3.58
Commercial participation loans (aircraft) ...        924         .81       1,923        2.20
Commercial real estate loans (first mortgage)      4,271        3.76       1,221        1.40
First mortgages .............................     17,868       15.75       7,694        8.82
Real estate construction ....................      1,527        1.35          --          --
Credit card .................................         --          --       4,770        5.47
                                                --------    --------    --------    --------
  Total fixed-rate loans ....................     49,145       43.32%     41,985       48.12%

Adjustable-rate loans:
----------------------
Airplane ....................................        243         .21%        376         .43%
Boat ........................................        766         .68       1,249        1.43
First mortgages .............................     39,879       35.15      24,933       28.58
Lines of credit .............................      1,629        1.44       2,451        2.81
Home equity .................................     21,783       19.20      16,250       18.63
                                                --------    --------    --------    --------

   Total adjustable-rate loans ..............     64,300       56.68%     45,259       51.88%
                                                --------    --------    --------    --------
   Total gross  loans .......................    113,445      100.00%     87,244      100.00%
                                                            ========                ========

Net deferred loan costs .....................        126                     141
Unamortized premiums ........................        322                     457
Allowance for loan losses ...................       (598)                   (592)
                                                --------                --------
   Total loans receivable, net ..............   $113,295                $ 87,250
                                                ========                ========

      The following schedule illustrates the contractual maturity of Allied First Bank's loan portfolio at June 30, 2004. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                                Lines      Deposit      Home        First
                                 Vehicle    Airplane     Boat     Signature   of Credit    Secured    Equity(1)   Mortgages
                                 -------    --------     ----     ---------   ---------    -------    ---------   ---------
                                                                       (In Thousands)
Amounts due:

One year or less .............   $  3,403   $    428   $    784   $   1,302   $   1,340   $      18   $     511   $   3,785
Over one year to five years ..      5,954      2,549      3,016       1,988       2,722          23       3,163      15,138
Over five years ..............          9         53        322         230          40          --      22,045      38,824
                                 --------   --------   --------   ---------   ---------   ---------   ---------   ---------
Total amount due .............   $  9,366   $  3,030   $  4,122   $   3,520   $   4,102   $      41   $  25,719   $  57,747
                                 ========   ========   ========   =========   =========   =========   =========   =========

Unamortized premiums .........

Net deferred loan costs ......

Allowance for loan losses ....


Loans receivable, net ........

Due after one year:
Adjustable rate ..............   $     --   $    188   $    615   $      --   $   1,131   $      --   $  21,783   $  37,360
Fixed rate ...................      5,963      2,414      2,723       2,218       1,631          23       3,425      16,602
                                 --------   --------   --------   ---------   ---------   ---------   ---------   ---------

Total ........................   $  5,963   $  2,602   $  3,338   $   2,218   $   2,762   $      23   $  25,208   $  53,962
                                 ========   ========   ========   =========   =========   =========   =========   =========


                                  Commercial
                                  Real Estate    Construction     Total
                                  -----------    ------------     -----
                                                (In Thousands)
Amounts due:
One year or less .............      $   927           1,527      $ 14,025
Over one year to five years ..        3,344              --        37,897
Over five years ..............           --              --        61,523
                                    -------         -------      --------
Total amount due .............      $ 4,271         $ 1,527      $113,445
                                    =======         =======      ========

Unamortized premiums .........                                   $    322
                                                                 --------
Net deferred loan costs ......                                   $    126
                                                                 --------
Allowance for loan losses ....                                   $   (598)
                                                                 --------

Loans receivable, net ........                                   $113,295
                                                                 ========

Due after one year:
Adjustable rate ..............      $    --         $    --      $ 61,077
Fixed rate ...................        3,344              --      $ 38,343
                                    -------         -------      --------

Total ........................      $ 3,344         $    --      $ 99,420
                                    =======         =======      ========

---------------
(1)   Includes home equity loans of $21.8  million  which require  interest only
      payments  for  fifteen   years  and  then   converts  to  a  fifteen  year
      amortization schedule.

      Of our total gross loans of $113.4 million at June 30, 2004, approximately $49.1 million have fixed rates of interest and approximately $64.3 million have adjustable rates of interest.

      Consumer Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. At June 30, 2004, our total loan portfolio was composed of consumer loans totaling $23.3 million. We offer a variety of secured and unsecured consumer loans, including automobile and recreational vehicles, recreational boat and airplane loans, lines of credit and signature loans, and loans secured by savings deposits.

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

      A significant component of our consumer lending are loans secured by vehicles (automobiles and recreational vehicles), boats and airplanes. At June 30, 2004, our vehicle loans totaled $9.4 million or 8.3% of our gross loan portfolio, our boat loans totaled $4.1 million or 3.6% of our gross loan portfolio, and our consumer airplane loans totaled $2.1 million or 1.9% of our gross loan portfolio. Boat and airplane loans have a maximum term of six years for fixed rate loans and 15 years for variable rate loans. Loan to value ratios for boats and airplanes are up to 90% of the sales price. Vehicle loans may be written for up to six years and usually have fixed rates of interest. Loan to value ratios for vehicle loans are up to 100% of the sales price for new vehicles and up to 100% of the value on used vehicles, based on valuation from official guides. We originate such loans only on a direct basis, where Allied First Bank extends credit directly to the borrower. We require the collateral for these loans to be insured and Allied First Bank to be listed as the loss payee on the insurance policy.

      We also originate unsecured revolving lines of credit and signature (personal) loans. Unsecured signature loans are made to borrowers for a variety of personal needs. During 2004, Allied First Bank discontinued originating unsecured revolving lines of credit to customer's other than those for the purpose of overdraft protection. Existing unsecured lines of credit remain in the loan portfolio, however advances on these lines are not allowed. Overdraft protection revolving lines are limited to $15,000 based on credit score. These loans have fixed rates but permit the institution to increase or decrease the interest rate upon 30 days advance notice. Any increase or decrease will apply only if there is a subsequent draw. Management reviews the loan file periodically to determine whether the line should remain active. Signature loans are also unsecured and are usually limited to a maximum of $50,000. Signature loans may be written for up to five years and usually have fixed rates of interest. At June 30, 2004, unsecured revolving lines of credit and signature loans totaled $4.1 million or 3.6% of our gross loan portfolio and $3.5 million or 3.1% of our gross loan portfolio, respectively. At June 30, 2004, we had a commitment to fund an aggregate of $2.3 million in overdraft protection lines of credit.

      Allied First Bank sold it's credit card loan portfolio in May, 2004 and no longer originates credit card loans through its participation as a Visa Card issuer.

      Consumer loans may entail greater risk than do one-to-four-family residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobile and recreational vehicles, boats and airplanes. In these cases, any repossessed collateral from a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

      Real Estate Lending. Real estate loans generally have longer terms to maturity, lower rates of default, and carry lower rates of interest than do consumer loans. At June 30, 2004, our total loan portfolio was composed of residential 1-4 family first mortgage loans and home equity loans totaling $83.5 million. We offer first mortgages loans, home equity loans, and home equity lines of credit. At June 30, 2004, our total portfolio was composed of residential one-to-four family first mortgage loans and home equity loans totaling $83.5 million.

      A significant component of our real estate lending is residential one-to-four family first mortgage loans. At June 30, 2004, our residential one-to-four family first mortgage loans totaled $57.7 or 50.9% of our gross loan portfolio. These loans are underwritten to Freddie Mac or Fannie Mae guidelines. The maximum loan to value ratio of any retained loan does not exceed 95% and loans with a loan to value ratio in excess of 80% require private mortgage insurance. We typically do not retain loans that have a principal balance in excess of $1.0 million.

      At June 30, 2004, we had commitments to purchase first mortgage loans secured by residential properties totaling $5.6 million. The weighted average interest rate was 4.51% and the loan terms were 30 year variable.

      Another significant component of our real estate lending are our home equity loans and home equity lines of credit. Home equity loans secured by second mortgages, together with all prior liens, may have a loan-to-value ratio of up to 125% of the appraised value. These loans are limited in amounts by both credit score as well as loan-to-value ratios. Home equity loans have an amortization period of 30 years with a balloon term of 5 years and fixed rates of interest which are tiered based on credit score. Our home equity lines of credit may have a loan-to-value ratio of up to 125% of the appraised value. Generally, home equity lines of credit have a 15 year draw period and a repayment period of 15 years. Home equity lines have a variable-rate of interest equal to the prime rate of interest as reported in the Wall Street Journal plus a margin of 0.00% to 6.00% based on credit score and loan-to-value. Allied First Bank does not require a borrower to obtain private mortgage insurance on home equity loans or home equity lines of credit. These loans generally contain a "due on sale" clause allowing us to declare the unpaid principal due and payable upon sale of the security property. At June 30, 2004, home equity loans and lines of credit totaled $25.7 million or 22.7% of our gross loan portfolio. At June 30, 2004, we had a commitment to fund an aggregate of $18.1 million in home equity lines of credit.

      Loan Originations, Purchases, Sales and Repayments. We originate loans through employees located at our office. Referrals from our current customer base and advertisements are also an important source of loan originations. We do not currently use real estate brokers, mortgage loan brokers and builders, but may do so in the future. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans. Demand is affected by competition and the interest rate environment. We occasionally purchase participation interests in commercial loans with other financial institutions. During 2003, we began purchasing residential one-to-four family first mortgage loans from other financial institutions. These loans are typically serviced by the other financial institution. We purchased approximately $50.2 million in residential one-to-four family first mortgage loans during fiscal 2004.

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

      Delinquent Loans. The following table sets forth our loans delinquent 60 - 89 days past due and 90 days and over past due by type, number, amount and percentage of type at June 30, 2004.


                                                    60 to 89 days past due             90 days and over past due
                                               ---------------------------------    ---------------------------------
                                                                        Percent                              Percent
                                                                        of Loan                              of Loan
                                                Number      Amount     Category      Number      Amount     Category
                                                ------      ------     --------      ------      ------     --------
                                                                      (Dollars in Thousands)
Vehicle .................................          --        $ --          --%           1        $  7        0.07%
Airplane ................................          --          --          --           --          --          --
Boat ....................................          --          --          --           --          --          --
Signature ...............................           1           4        0.11            3          23        0.66
Lines of credit .........................          --          --          --           --          --          --
Share secured ...........................           1           4        9.87           --          --          --
Home equity .............................           1          43        0.17           --          --          --
Commercial participation loans (aircraft)          --          --          --           --          --          --
First Mortgages .........................          --          --          --           --          --          --
Construction ............................          --          --          --           --          --          --
                                                 ----        ----        ----         ----        ----        ----
Total ...................................           3        $ 51        0.05%           4        $ 30        0.02%
                                                 ====        ====        ====         ====        ====        ====


                                                   Total Loans Delinquent
                                                       60 Days and Over
                                               ----------------------------------
                                                                         Percent
                                                                         of Loan
                                                 Number      Amount     Category
                                                 ------      ------     --------
                                                     (Dollars in Thousands)
Vehicle .................................           1        $ 7           0.07%
Airplane ................................          --         --            --
Boat ....................................          --         --            --
Signature ...............................           4         27           0.77
Lines of credit .........................          --         --            --
Share secured ...........................           1          4           9.87
Home equity .............................           1         43           0.17
Commercial participation loans (aircraft)          --         --            --
First Mortgages .........................          --         --            --
Construction ............................          --         --            --
                                                 ----        ---          ----
Total ...................................           7        $81           0.07%
                                                 ====        ===          ====

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

                                                             At June 30,
                                                        -----------------------
                                                           2004         2003
                                                        ----------   ----------
                                                         (Dollars in Thousands)
Non-accruing loans:
   Vehicle ..........................................      $  7         $ --
   Airplane .........................................        --           --
   Boat .............................................        --           --
   Signature ........................................        23           16
   Lines of credit ..................................        --           --
   Deposit secured ..................................        --           --
   Home equity ......................................        --           --
   Commercial participation loans (aircraft) ........        --           --
   First mortgages ..................................        --           --
     Total ..........................................      $ 30         $ 16
                                                           ====         ====

Accruing loans past due 90 days and over:
   Vehicle ..........................................      $ --         $ --
   Airplane .........................................        --           --
   Boat .............................................        --           --
   Signature ........................................        --           --
   Lines of credit ..................................        --           --
   Deposit secured ..................................        --           --
   Home equity ......................................        --           --
   Commercial participation loans (aircraft) ........        --           --
   First mortgages ..................................        --           --
     Total ..........................................      $ --         $ --
                                                           ====         ====

Total non-performing loans ..........................      $ 30         $ 16

Foreclosed assets ...................................        --           --

Total non-performing assets .........................      $ 30         $ 16
                                                           ====         ====

Allowance for loan losses ...........................      $598         $592
                                                           ====         ====

Coverage of non-performing loans ....................   1993.33%     3700.00%
                                                        =======      =======

Non-performing assets as a percentage of total assets      0.03%        0.02%
                                                           ====         ====

      Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of June 30, 2004, there was also an aggregate of approximately $31,000 in signature loans, $43,000 in home equity, $4,000 deposit secured, and $4,000 in vehicle loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of our allowance for loan losses.

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

      When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. Allied First Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Illinois Office of Banks and Real Estate and the FDIC, which may order the establishment of additional general or specific loss allowances.

      In connection with the filing of our periodic reports with the Illinois Office of Banks and Real Estate and the FDIC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at June 30, 2004, we had five loans totaling $65,985 classified as substandard; and seven loans totaling $46,904 classified as loss. The total amount of classified assets represented 1.04% of our equity capital and 0.09% of our total assets at June 30, 2004.

      Allowance for Loan Losses. We maintain an allowance for loan losses to absorb probable losses incurred in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the ratio analysis and specific allowances for identified problem loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

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

      The allowance is established and reviewed by management based upon its evaluation of then- existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan. Management reviews these conditions monthly. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment.

      Management also evaluates the allowance for loan losses based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. For all specifically reviewed loans for which it is probable that Allied First Bank will be unable to collect all amounts due according to the terms of the loan agreement, Allied First Bank determines impairment by computing a fair value either based on discounted cash flows using the loan's initial interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, and are excluded from specific impairment evaluation, are addressed in accordance with the allowance for loan losses policy described above.

      Because the allowance for loan losses is based on estimates of losses incurred in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses incurred in the loan portfolio on a monthly basis, we are able to adjust specific loss estimates based up on any more recent information that has become available. In addition, management's determination as to the amount of our allowance for loan losses is subject to review by the Illinois Office of Banks and Real Estate and the FDIC, which may require the establishment of additional allowances based upon their judgment of the information available to them at the time of their examination of Allied First Bank.

      At June 30, 2004, our allowance for loan losses was $598,000 or .53% of the total loan portfolio and approximately 1,993.33% of total non-performing loans. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb probable incurred loan losses in our loan portfolio.

      As shown in the following table, management believes the decrease of .14% in the allowance for loan losses to gross loans which was at .67% at June 30, 2003 compared to .53% at June 30, 2004, correlates to a significant shift to a more secured loan portfolio. The Company has a much higher concentration of loans in real estate including home equity loans, than in prior years, which typically have lower loan losses and lower allowance account allocation percentages. At June 30, 2004, first mortgage and home equity loans comprise nearly 75% of the loan portfolio compared to 62% at June 30, 2003. Unsecured loans dropped from 18% of the loan portfolio in 2003 to 7% of the loan portfolio at June 30, 2004.

      The following table sets forth an analysis of our allowance for loan losses.

                                                          Years Ended June 30,
                                                        ----------------------
                                                           2004         2003
                                                        ---------    ---------
                                                        (Dollars in Thousands)

Total gross loans outstanding (at end of period) ....   $ 113,445    $  87,244
                                                        =========    =========

Average total loans outstanding .....................   $ 107,077    $  72,256
                                                        =========    =========

Allowance for loan losses, beginning of period ......   $     592    $     656

Loan charge-offs:
   Vehicle ..........................................          --           --
   Airplane .........................................          --           --
   Boat .............................................          --           --
   Signature ........................................         213          172
   Lines of credit ..................................          30          104
   Credit cards .....................................         131           80
   Home equity ......................................          --           --
   Home extra equity ................................          --           --
   First mortgage ...................................          --           --
   Deposit secured ..................................          --           --
                                                        ---------    ---------
        Total loan charge-offs ......................         374          356
                                                        ---------    ---------

Loan recoveries:
   Vehicle ..........................................          --           --
   Airplane .........................................          --           --
   Boat .............................................          --           --
   Signature ........................................          74            6
   Lines of credit ..................................           3            2
   Credit cards .....................................          --            3
   Home equity ......................................          --           --
   Home extra equity ................................          --           --
   First mortgage ...................................          --           --
   Deposit secured ..................................          --           --
                                                        ---------    ---------
        Total loan recoveries .......................          77           11
                                                        ---------    ---------

Net loan charge-offs ................................         297          345
Provision charged to operations .....................         302          281
                                                        ---------    ---------

Allowance for loan losses, end of period ............   $     598    $     592
                                                        =========    =========

Ratio of net loan charge-offs during the period
   to average loans outstanding .....................        0.28%        0.48%
                                                             ====         ====

Provision as a percentage of average loans ..........        0.28%        0.39%
                                                             ====         ====

Allowance as a percentage of total gross loans ......        0.53%        0.67%
                                                             ====         ====

      The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

                                                   At June 30,
                                ---------------------------------------------------

                                          2004                      2003
                                -----------------------   -------------------------
                                             Percent of                 Percent of
                                              Loans in                   Loans in
                                                Each                       Each
                                              Category                   Category
                                              to Total                   to Total
                                               Gross                      Gross
                                 Amount        Loans        Amount        Loans
                                 ------        -----        ------        -----
                                             (Dollars in Thousands)
Vehicle ..................        $  9          8.26%        $ 11         13.04%

Airplane .................          32          1.86           21          1.58

Boat .....................           4          3.64            3          3.46

Signature ................         149          3.06          163          4.70

Lines of credit ..........          51          3.62           89          8.15

Credit cards .............          --            --          111          5.42

Home equity ..............         198         22.65           69         22.03

First mortgage ...........          72         50.96           42         37.94

Deposit secured ..........          --           .04           --          0.10

Participation loans ......          52          4.58           79          3.58

Construction .............          31          1.33           --            --

Unallocated ..............          --           n/a            4           n/a
                                  ----        ------         ----        ------

   TOTAL .................        $598        100.00%        $592        100.00%
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

      At June 30, 2004, we had $2.0 million in Federal Home Loan Bank stock and $7.1 million in mortgage-backed securities insured by Fannie Mae and Freddie Mac.

      The following table sets forth the contractual maturities of Allied First Bancorp, Inc.'s mortgage-backed securities based on fair value at June 30, 2004. Not considered in the preparation of the table below are the effects of prepayments, periodic principal repayments and the adjustable-rate nature of the instruments.

                                                                     At June 30, 2004
                                      ------------------------------------------------------------------------------

                                          One Year or Less            One to Five Years          Five to 10 Years
                                          ----------------            -----------------          ----------------

                                                                   (Dollars in Thousands)

                                                   Annualized                  Annualized                  Annualized
                                                    Weighted                    Weighted                    Weighted
                                      Carrying      Average       Carrying      Average       Carrying      Average
                                        Value        Yield         Value         Yield          Value        Yield
                                        -----        -----         -----         -----          -----        -----
Securities available for sale:
Mortgage-backed securities .....      $     --           --%      $     --           --%      $     --           --%
                                      ========      ========       ========      ========      ========    ========


                                                               At June 30, 2004
                                      ------------------------------------------------------------------

                                          Beyond 10 Years              Total Investment Securities
                                          ---------------              ---------------------------

                                                           (Dollars in Thousands)

                                                   Annualized                                Annualized
                                                    Weighted                   Approximate    Weighted
                                      Carrying      Average       Carrying        Market       Average
                                        Value        Yield          Value         Value         Yield
                                        -----        -----          -----         -----         -----
Securities available for sale:
Mortgage-backed securities .....      $  7,073          4.39%      $  7,073      $  7,073          4.39%
                                      ========      ========       ========      ========      ========


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

      The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered at the dates indicated.

                                                 June 30,
                              -----------------------------------------------
                                      2004                       2003
                              --------------------       --------------------
                               Amount      Percent        Amount      Percent
                               ------      -------        ------      -------
                                          (Dollars in Thousands)

Checking accounts ......      $ 8,526        10.07%      $ 8,386         9.19%
Interest checking ......        2,733         3.23         4,338         4.75
Savings accounts .......       13,301        15.71        14,824        16.25
Money market accounts ..       37,963        44.84        44,854        49.16

Time deposits:

    0.00 to 2.49% ......        7,899         9.33         6,273         6.89
    2.50 to 4.84% ......        8,838        10.44         5,351         5.86
    4.85 to 5.60% ......        1,844         2.18         2,028         2.22
    5.61 to 6.34% ......          854         1.01         1,382         1.51
    6.35 to 7.09% ......        1,245         1.47         1,260         1.38
    7.10 to 7.80% ......        1,459         1.72         2,547         2.79
                              -------      -------       -------      -------
Total time deposits ....       22,139        26.15        18,841        20.65
                              -------      -------       -------      -------
    Total deposits .....      $84,662       100.00%      $91,243       100.00%
                              =======      =======       =======      =======

      The following table shows maturity information for Allied First Bank's time deposits as of June 30, 2004.

                                  Amount Due For 12 Month Period Ended June 30,
                       --------------------------------------------------------------------
                         2005        2006        2007        2008        2009        Total
                         ----        ----        ----        ----        ----        -----
                                                 (In Thousands)
Interest Rate

0.00 - 2.49% ....      $ 7,501      $  357      $   41      $   --      $   --      $ 7,899
2.50 - 4.84% ....        1,808       1,759       2,229         408       2,634        8,838
4.85 - 5.60% ....          163           3         790         888          --        1,844
5.61 - 6.34% ....          185         619          50          --          --          854
6.35 - 7.09% ....          622         623          --          --          --        1,245
7.10 - 7.80% ....          713         746          --          --          --        1,459
                       -------      ------      ------      ------      ------      -------
  Total .........      $12,997      $6,113      $5,117      $3,304      $4,643      $22,139
                       =======      ======      ======      ======      ======      =======

      The following table indicates the amount of Allied First Bank's time deposits by time remaining until maturity as of June 30, 2004.

                                                                       Maturity
                                               ----------------------------------------------------------
                                               3 Months    Over 3 to   Over 6 to    Over 12
                                                or Less     6 Months   12 Months     months        Total
                                               --------    ---------   ---------    --------      -------
                                                                    (In Thousands)
Certificates of deposit less than $100,000       $1,613      $1,492      $5,051      $ 7,801      $15,957

Certificates of deposit of $100,000 or more         462       1,314         963        3,443        6,182
                                                 ------      ------      ------      -------      -------

Total certificates of deposit .............      $2,075      $2,806      $6,014      $11,244      $22,139
                                                 ======      ======      ======      =======      =======

      Borrowings. Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds, and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals.

We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our mortgage loans as well as mortgage backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. We also have a $9.0 million line of credit with LaSalle National Bank. At June 30, 2004, we had $733,000 advanced on LaSalle National Bank line of credit, $34.5 million in advances with the Federal Home Loan Bank of Chicago, and $400,000 outstanding on an open line with the Federal Home Loan Bank of Chicago.

The  following  table  shows  maturity   information  for  Allied  First  Bank's
borrowings as of June 30, 2004.

                              Amount Due For 12 Month Period Ended June 30,
                      -----------------------------------------------------------
                         2005        2006         2007        2008        Total
                         ----        ----         ----        ----        -----
                                             (In Thousands)
Interest Rate

0.00 - 1.50% ....      $13,900      $   --      $    --      $   --      $13,900
1.51 - 2.00% ....           --       5,000           --          --        5,000
2.01 - 2.50% ....           --       4,000        5,000          --        9,000
2.51 - 3.00% ....           --          --        4,000          --        4,000
3.01 - 3.50% ....           --          --        1,500          --        1,500
3.51 - 4.00% ....          733          --           --       1,500        2,233
                       -------      ------      -------      ------      -------
  Total .........      $14,633      $9,000      $10,500      $1,500      $35,633
                       =======      ======      =======      ======      =======

Subsidiary and Other Activities.

      At June 30, 2004, Allied First Bancorp, Inc. had two subsidiaries, Allied First Bank and Eagle's Nest Marketing Solutions, Inc. Eagles Nest Marketing Solutions, Inc. provides financial institutions with loan origination call center support on a nationwide basis.

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

      We attract all of our deposits through our single location. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community as well as where our customers reside in other parts of the United States, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. We offer products and services through a variety of delivery channels including direct payroll deposit, debit cards, credit cards, 24 hour telephone access, home banking and access through automated teller machines located worldwide. As of June 30, 2004, we held less than 2% of the deposits in our primary market area.

Employees.

      At June 30, 2004, we had a total of 26 employees, including four part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

      Allied First Bank's general permissible lending limit for loans-to-one-borrower is equal to 25% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 30% of unimpaired capital and surplus). At June 30, 2004, Allied First Bank's lending limit under this restriction was $2.7 million. Allied First Bank is in compliance with the loans- to-one-borrower limitation.

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

      The capital standards require Tier 1 capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Tier 1 capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights and purchased credit card relationships, must be deducted from Tier 1 capital for calculating compliance with the requirement. At June 30, 2004, Allied First Bank had no intangible assets.

      At June 30, 2004, Allied First Bank had Tier 1 capital equal to $10.6 million, or 8.3% of adjusted total assets, which is $5.5 million above the minimum requirement of 4.0% in effect on that date.

      The FDIC also requires its regulated banks to maintain a Tier 1 risk-based capital ratio of 4.0%. At June 30, 2004, Allied First Bank had a Tier 1 risked based capital ratio of 11.5%, which was $6.9 million above the 4.0% requirement in effect on that date.

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

      On June 30, 2004, Allied First Bank had total risk-based capital of $11.2 million and risk-weighted assets of $92.6 million; or total capital of 12.1% of risk-weighted assets. This amount was $3.8 million above the 8.0% requirement in effect on that date.

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

Community Reinvestment Act.

      Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the FDIC, in connection with the examination of Allied First Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Allied First Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the FDIC. Allied First Bank has not yet been examined for Community Reinvestment Act compliance. Allied First Bank has submitted a strategic CRA plan with the FDIC and has not yet acted on the submission as of June 30, 2004.

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

Federal Reserve System.

      The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At June 30, 2004, Allied First Bank was in compliance with these reserve requirements. Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

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

      As a member, Allied First Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Chicago. At June 30, 2004, Allied First Bank had $2.0 million in Federal Home Loan Bank stock, which was in compliance with this requirement. For the fiscal year ended June 30, 2004, such dividends have averaged 6.27%.

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

      For the fiscal year ended June 30, 2004, Allied First Bank recorded $111,000 in dividends paid by the Federal Home Loan Bank of Chicago.

Federal Taxation.

      General. Allied First Bancorp, Inc., Eagle's Nest Marketing Solutions, Inc., and Allied First Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Allied First Bancorp, Inc. or Allied First Bank. On September 1, 2001, Allied Pilots Association Federal

Credit Union converted its credit union charter to a state savings bank charter. Prior to the conversion, the institution was described in Internal Revenue Code
Section 501(c)(14) and was not generally subject to corporate income taxation. Subsequent to the charter conversion, the institution is considered a financial institution described in Internal Revenue Code Section 581 and is subject to federal (generally 34%) corporate income taxes. The institution will compute certain items differently in calculating its taxable income than it will for computing income for financial statement purposes. Common differences for a financial institution include but are not limited to the computation of bad debts, depreciation, accretion income and loan fees. Allied First Bank may also be subject to the corporate alternative minimum tax which is assessed at a 20% rate. For federal income tax purposes, Allied First Bank will report its income and expenses on the accrual method of accounting and use a fiscal year ending on June 30 for purposes of filing its federal income tax return.

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

Item 2. Description of Properties

      At June 30, 2004, Allied First Bancorp, Inc. had one office, 7,800 square feet, which it leases. The net book value of Allied First Bancorp, Inc.'s investment in equipment and fixtures, excluding computer equipment, was $17,000 at June 30, 2004.

      Allied First Bancorp, Inc. utilizes a third party service provider to maintain its data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by Allied First Bancorp, Inc. at June 30, 2004 was approximately $246,000.

      On September 27, 2004, the Company entered into an agreement to acquire approximately five acres of land located in Oswego, Illinois, for $2.7 million with the intent of building a new main headquarters with full banking facilities.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2004.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
        ------------------------------------------------------------------

      Page 40 of the Annual Report to Stockholders is herein incorporated by reference.

Item 6. Management's  Discussion and Analysis of Financial
        Condition and Results of Operation
        ---------------------------------------------------

      Pages 4 through 15 of the Annual Report to Stockholders are herein incorporated by reference.

Item 7. Financial Statements
        --------------------

      The following information appearing in Allied First Bancorp, Inc.'s Annual Report to Stockholders is incorporated by reference.

                                                                                    Pages in
                                                                                     Annual
Annual Report Section                                                                Report
---------------------                                                               --------
Report of Independent Registered Public Accounting Firm .......................        16
Consolidated Balance Sheets as of June 30, 2004 and 2003 ......................        17
Consolidated Statements of Income for the Years Ended June 30, 2004 and 2003 ..        18
Consolidated Statements of Changes in Stockholders' Equity for the
   Years Ended June 30, 2004 and 2003 .........................................        19
Consolidated Statements of Cash Flows for the Years Ended June 30, 2004
   and 2003 ...................................................................        20
Notes to Consolidated Financial Statements ....................................       21-39

      With the exception of the aforementioned information, Allied First Bancorp, Inc.'s Annual Report to Stockholders for the year ended June 30, 2004, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on
        Accounting  and Financial Disclosure
        ------------------------------------------------

      There have been no changes in or disagreements with Allied First Bancorp, Inc.'s accountants on accounting or financial disclosure matters

Item 8A. Controls and Procedures
         -----------------------

      The Company has adopted disclosure controls and procedures designed to facilitate Allied First Bancorp's financial reporting. These disclosure controls currently consist of communication between the Chief Executive Officer and each department head to identify any new transactions, events, trends, risks or contingencies which may be material to Allied First Bancorp, Inc.'s operations. Allied First Bancorp, Inc. has evaluated the effectiveness of these disclosure controls within the 90 days prior to the filing of this report. Allied First Bancorp, Inc. maintains internal controls and has evaluated such controls as of June 30, 2004. There have not been any significant changes in such internal controls subsequent to the date of their evaluation.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and
        Control Persons; Compliance with Section 16(a)
        of the Exchange Act
        -----------------------------------------------

Directors.

      Information concerning Directors of Allied First Bancorp, Inc. is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on October 21, 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers.

      Information concerning Executive Officers of Allied First Bancorp, Inc. is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on October 21, 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

      To Allied First Bancorp, Inc.'s knowledge, based solely on a review of the copies of such reports furnished to Allied First Bancorp, Inc. and written representations that no other reports were required, during the fiscal year ended June 30, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Code if Ethics.

      Information concerning Allied First Bancorp, Inc.'s Code of Ethics is incorporated by reference from the 2004 Annual Report to Stockholders.

Item 10. Executive Compensation
         ----------------------

      Information concerning executive compensation is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on October 21, 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial
         Owners and Management and Related Stockholder Matters
         -----------------------------------------------------

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on October 21, 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year.

      During the fiscal year ended June 30, 2004, Allied First Bancorp, Inc. did not have any compensation plans or individual compensation arrangements under which equity securities of Allied First Bancorp, Inc. were authorized for issuance to employees or non-employees.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

      Information concerning certain relationships and related transactions is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on October 21, 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

      (a) Exhibits
      ------------

Regulation                                                                Reference to
    S-B                                                                 Prior Filing or
  Exhibit                                                                Exhibit Number
  Number                            Document                            Attached Hereto
----------   -------------------------------------------------------    ---------------
   3(i)      Articles of Incorporation                                          *

   3(ii)     Bylaws                                                             *

     4       Instruments defining the rights of security holders,               *
             including debentures

    10       Material Contracts
             (a)   Employment Contract between Kenneth L.
                   Bertrand and Allied First Bank                              **
             (b)   Amendment to executive employment                           ***
                   agreement

    13       Annual Report to Stockholders                                     13

    14       Code of Ethics                                                    ****

    21       Subsidiaries of Registrant                                        21

    23       Consent of Crowe Chizek and Company LLC                           23

   31.1      Rule 13a-14 under the Securities Exchange Act of 1934            31.1
             certification for Chief Executive Officer

   31.2      Rule 13a-14 under the Securities Exchange Act of 1934            31.2
             certification for Chief Financial Officer

   32.1      Section 906 Certification Under the Sarbanes-Oxley Act           32.1
             of 2002 for the Chief Executive Officer
   32.2      Section 906 Certification Under the Sarbanes-Oxley Act           32.2
             of 2002 for the Chief Financial Officer

---------------
* Filed as exhibits to the Company's Form SB-2 registration statement filed on September 18, 2001 (File No. 333-69570) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
** Attached as an exhibit to the Company's Form 10-KSB filed on September 30, 2002.
*** Attached as an exhibit to the Company's Form 10-KSB filed on September 29,2003.

****  Incorporated   by  reference  to  Exhibit  13  -  2004  Annual  Report  to
      Stockholders.

      (b) Reports on Form 8-K

      On April 7, 2004, Allied First Bancorp, Inc. filed a form 8-K attaching a press release regarding it's acquisition of Eagle's Nest Marketing Solutions.

      On August 23, 2004, Allied First Bancorp, Inc. filed a form 8-K attaching a press release regarding it's common stock repurchase program.

                                   SIGNATURES

      In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 27, 2004                  ALLIED FIRST BANCORP, INC.
       -----------------

                                           By:  /s/ Kenneth L. Bertrand
                                                -----------------------
                                                Kenneth L. Bertrand
                                                (Duly Authorized Representative)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


By:    /s/Kenneth L. Bertrand                   By:     /s/Brian K. Weiss
       ----------------------                           -----------------
       Kenneth L. Bertrand, President                   Brian K. Weiss
       and Chief Executive Officer                      Vice President and Chief
       (Principal Executive and Operating               Financial Officer
       Officer)                                         (Chief Financial Officer
                                                        and Accounting Officer)

Date:  September 27, 2004                       Date:   September 27, 2004
       ------------------                               ------------------


By:    /s/John G. Maxwell, Jr.                  By:     /s/William G. McKeown
       -----------------------                          ---------------------
       John G. Maxwell, Jr.                             William G. McKeown
       Chairman of the Board                            Director

Date:  September 27, 2004                       Date:   September 27, 2004
       ------------------                               ------------------


By:    /s/Frank K. Voris                        By:     /s/Brien J. Nagle
       -----------------                                -----------------
       Frank K. Voris                                   Brien J. Nagle
       Director                                         Director

Date:  September 27, 2004                       Date:   September 27, 2004
       ------------------                               ------------------


By:    /s/Paul F. Renneisen                     By:     /s/Dr. John R. Brick
       --------------------                             ---------------------
       Paul F. Renneisen                                Dr. John R. Brick
       Director                                         Director

Date:  September 27, 2004
       ------------------