Form 10QSB
period 2004-09-30
ALLIED FIRST BANCORP INC
filed 2004-11-12
CIK 1158865

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 001-16763

                           Allied First Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Maryland                                   36-4482786
--------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer identification
 incorporation or organization)                         or number)

387 Shuman Boulevard, Suite 290 E, Naperville, IL             60563
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

As of November 9, 2004, there were 527,688 shares of the Registrant's common stock issued and outstanding.

                           Allied First Bancorp, Inc.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE NO.
Item 1.  Unaudited Consolidated Condensed Financial Statements

         Unaudited Consolidated Balance Sheets at September 30, 2004 and
         June 30, 2004                                                         1

         Unaudited Consolidated Statements of Income and Comprehensive
         Income for the three months ended September 30, 2004 and 2003         2

         Unaudited Consolidated Statements of Cash Flows for the three
         months ended September 30, 2004 and 2003                              3

         Notes to Unaudited Consolidated Condensed Financial Statements        4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 7

Item 3.  Controls and Procedures                                              13

PART II. OTHER INFORMATION

         Items 1-6                                                            14

         Signature Page                                                       15

         10-QSB Certifications                                                16

                     PART I: FINANCIAL INFORMATION, Item 1.
                           Allied First Bancorp, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 (Unaudited)
ASSETS:                                                                                                     At                   At
-------                                                                                               Sept 30,             June 30,
                                                                                                          2004                 2004
                                                                                                          ----                 ----
       Cash and cash equivalents .........................................................       $   4,552,405        $   6,363,686
       Securities available for sale .....................................................          16,443,366            7,072,627
       Time deposits with other financial institutions ...................................             199,062              298,121
       Loans, net of allowance for loan losses of  $621,905 at
            September 30,2004 and  $597,515 at June 30, 2004 .............................         118,640,054          113,295,920
       Federal Home Loan Bank stock, at cost .............................................           2,028,300            2,000,000
       Accrued interest receivable .......................................................             436,982              375,843
       Premises and equipment-net ........................................................             362,595              339,541
       Servicing agent receivable ........................................................             702,605            1,967,903
       Goodwill ..........................................................................             514,507              514,507
       Other assets ......................................................................             607,021              579,597
                                                                                                 -------------        -------------

                   Total assets ..........................................................       $ 144,486,897        $ 132,807,745
                                                                                                 =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

Liabilities:
        Non-interest-bearing demand deposits .............................................       $   8,093,845        $   8,525,828
        Interest-bearing demand deposits .................................................           2,568,530            2,733,400
        Savings, Now and money market deposits ...........................................          47,796,256           51,264,178
        Time deposits ....................................................................          42,185,721           22,139,234
                                                                                                 -------------        -------------
                  Total deposits .........................................................         100,644,352           84,662,640
        Borrowed funds ...................................................................          32,232,670           35,632,670
        Other liabilities ................................................................           1,175,120            1,648,559
                                                                                                 -------------        -------------
                  Total liabilities ......................................................         134,052,142          121,943,869
                                                                                                 -------------        -------------

Shareholders' Equity:
       Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued .........                  --                   --
       Common stock, $.01 par value, 8,000,000 shares authorized,
                608,350 shares issued and 527,688 outstanding at September  30, 2004
                and 558,350 at June 30, 2004 .............................................               6,084                6,084
       Additional paid-in capital ........................................................           5,271,948            5,271,948
       Retained earnings .................................................................           6,326,373            6,283,253
       Accumulated other comprehensive income ............................................              38,862              (34,909)
       Treasury stock, at cost, 80,662 shares at September 30, 2004 and 50,000 shares
                 at June 30, 2004 ........................................................          (1,208,512)            (662,500)
                                                                                                 -------------        -------------
                    Total shareholders' equity ...........................................          10,434,755           10,863,876
                                                                                                 -------------        -------------

                            Total liabilities and shareholders' equity ...................       $ 144,486,897        $ 132,807,745
                                                                                                 =============        =============

         The accompanying notes are an integral part of these unaudited consolidated financial statements

                      PART I: FINANCIAL INFORMATION, Item 1
                           Allied First Bancorp, Inc.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                                   (Unaudited)
                                                                                              Three Months Ended
                                                                                               September 30,2004
                                                                                             2004                 2003
                                                                                             ----                 ----
Interest income:

         Loans receivable ..................................................           $1,366,386           $1,231,411
         Interest earning deposits .........................................               39,698               55,279
         Securities ........................................................              110,773               70,705
                                                                                       ----------           ----------
              Total interest income ........................................            1,516,857            1,357,395
Interest expense:
         Deposits ..........................................................              447,161              401,165
         Borrowed funds ....................................................              172,120               60,772
                                                                                       ----------           ----------
              Total interest expense .......................................              619,281              461,937
Net interest income: .......................................................              897,576              895,458

Provision for loan losses ..................................................               81,000              121,000
                                                                                       ----------           ----------

Net interest income after
provision for loan losses ..................................................              816,576              774,458

Non-interest income:
         Credit and debit card transaction .................................               16,180              129,459
         Account fees ......................................................               28,585               40,350
         Gain on sale of securities ........................................                   --                4,910
         First mortgage loan fees ..........................................                7,711               23,310
         Call center processing income .....................................              188,432                   --
         Other .............................................................               33,521                6,037
                                                                                       ----------           ----------
              Total non-interest income ....................................              274,429              204,066

Non-interest expense:
         Salaries and employee benefits ....................................              544,229              333,192
         Office operations and equipment ...................................              164,129              107,716
         Occupancy .........................................................               35,331               25,818
         Data processing ...................................................               69,624               63,486
         Credit and debit card processing ..................................               18,760              119,385
         Travel and conference .............................................               14,261               17,403
         Professional services .............................................              107,713              108,934
         Marketing and promotion ...........................................               41,834               38,664
         Other expenses ....................................................               28,289               36,753
                                                                                       ----------           ----------
              Total non-interest expense ...................................            1,024,170              851,351

Income before income taxes: ................................................               66,835              127,173

         Income tax expense ................................................               23,714               49,822
                                                                                       ----------           ----------
Net income: ................................................................               43,121               77,351
                                                                                       ==========           ==========

Other comprehensive income .................................................               73,771                7,221
                                                                                       ----------           ----------
Total comprehensive income .................................................           $  116,892           $   84,572
                                                                                       ==========           ==========
Earnings per common share
         Basic .............................................................           $     0.08           $     0.14
         Diluted ...........................................................           $     0.08           $     0.14

         The accompanying notes are an integral part of these unaudited consolidated financial statements

                           Allied First Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Three months Ended
                                                                                                        September 30,
                                                                                                      2004                2003
                                                                                                      ----                ----
Cash flows from operating activities
     Net Income ..................................................................            $     43,121        $     77,351
     Adjustment to reconcile net income to net cash from
       operating activities
          Depreciation ...........................................................                  43,928              11,469
          Amortization of premiums on securities .................................                  12,067              28,424
          Amortization of intangible assets ......................................                  14,466                  --
          Net gain on sale of securities .........................................                      --              (4,910)
          Provision for loan losses ..............................................                  81,000             121,000
          FHLB stock dividend ....................................................                 (28,300)            (26,300)
          Net Changes in
               Accrued interest receivable .......................................                     199             (93,071)
               Servicing agent receivable ........................................               1,265,298             412,089
               Other assets ......................................................                (148,442)            286,880
               Other liabilities .................................................                (473,440)            (74,507)
                                                                                              ------------        ------------
                     Net cash from operating activities ..........................            $    809,897             738,425

Cash flows from investing activities
     Purchase of available for sale securities ...................................              (9,676,436)         (7,221,039)
     Sale of available for sale securities .......................................                      --             357,863
     Principal collected on mortgage backed securities ...........................                 412,615           1,088,030
     Net expenditures of premises and equipment ..................................                 (66,982)            (65,340)
     Purchase of loans from other institutions ...................................              (6,640,787)        (35,328,795)
     Net changes in:
          Loans ..................................................................               1,215,653          11,907,347
          Time deposits with other financial institutions ........................                  99,059             794,561
                                                                                              ------------        ------------

                        Net cash from investing activities .......................             (14,656,878)        (28,467,373)

Cash flows from financing activities
     Net change in deposits ......................................................              15,981,712          (2,932,099)
     Proceeds from borrowings ....................................................                      --          31,000,000
     Repayments of borrowings ....................................................              (3,400,000)                 --
     Purchase of treasury stock ..................................................                (546,012)                 --
                                                                                              ------------        ------------

                               Net cash from financing activities ................              12,035,700          28,067,901

Increase (decrease) in cash and cash equivalents .................................              (1,811,281)            338,953

Cash and cash equivalents at beginning of period .................................               6,363,686           3,035,791
                                                                                              ------------        ------------

Cash and cash equivalents at end of period .......................................            $  4,552,405        $  3,374,744
                                                                                              ============        ============

         The accompanying notes are an integral part of these unaudited consolidated financial statements

                           Allied First Bancorp, Inc.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

      The accompanying unaudited consolidated condensed financial statements include the accounts of Allied First Bancorp, Inc. (the "Company"). and its wholly owned subsidiaries, Allied First Bank, sb an Illinois state-chartered savings bank and AnyHour Lending, Inc., a loan processing call center which was acquired on April 1, 2004. AnyHour Lending, Inc. was formally known as Eagles Nest Marketing Solutions, Inc. The company officially changed its name on November 1, 2004. All significant inter-company transactions and balances are eliminated in consolidation. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles complete consolidated financial statements.

      In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of the Company as of September 30, 2004 and June 30, 2004 and the results of its operations, for the three months ended September 30, 2004 and 2003. Financial statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended September 30, 2004.

      Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. Allied First Bancorp, Inc.'s 2004 annual report on Form 10-KSB should be read in conjunction with these statements.

(2) Use of Estimates

      The preparation of consolidated financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting period. Actual results could differ from current estimates. Estimates that are more susceptible to change in the near term include the allowance for loan losses and the fair values of financial instruments.

(3) Earnings Per Common Share

      Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three-month period ended September 30, 2004, the weighted average number of common shares used in the computation of basic earning per share was 548,998. The weighted average number of common shares for the same period in 2003 was 558,350. There are no potential dilutive common shares.

(4) Premises and Equipment

      The company is obligated under a five year operating lease for office space that contains a termination option effective as of April 30, 2007. The lease was effective as of September 16, 2003 with terms to begin occupancy in November 2003. The expiration of the lease is April 30, 2009. It contained a period of free rent in the

2004 fiscal year, and escalation clauses providing for increases in rental expense based primarily on increases in real estate taxes and operating costs.

The future minimum commitments under the full lease term at September 30, 2004 for all operating leases are as follows:

            Year Ending June 30,                 Amount
            --------------------                 ------

                   2005                        $  88,244
                   2006                          120,988
                   2007                          124,618
                   2008                          128,357
                   2009                          109,625
                                               ---------

                       Total                   $ 601,052
                                               =========

(5) Borrowed Funds

At September 30, 2004 the advance on the $5.0 million LaSalle Bank LIBOR based line of credit was as follows:

      Open line advance, 3.60% fixed rate and 3 month term      $732,670

At September 30, 2004, variable rate and term advance from the Federal Home Loan Bank was as follows:

      Open line advance, 2.21% variable rate and term           $2,000,000

At September 30, 2004, the scheduled maturities of fixed rate Federal Home Loan Bank were as follows.

     2005 1.24%                   $  8,500,000
     2006 1.70%-2.37%                9,000,000
     2007 2.12%-3.45%               10,500,000
     2008 3.94%                      1,500,000
                                  ------------
         Total                    $ 29,500,000
                                  ============

      Each advance is payable at its maturity date, with a prepayment penalty. All advances including open line advances were collateralized by $6,430,000 in mortgaged backed securities and $61,174,000 of first mortgage loans under a blanket lien arrangement at September 30, 2004.

(6) Segment Information

      Internal financial information is primarily reported and aggregated in two lines of business, banking and loan processing. Loans, investments, and deposits provide the revenues in the banking operation, and loan processing fees provide the revenues in loan processing. All operations are domestic. The loan processing and call center, AnyHour Lending, Inc., was acquired by the Company in April 2004. The financial results for AnyHour Lending, Inc. met the requirements for segment reporting for the first time for the quarter ended September 30, 2004.

The accounting policies used are the same as those described in the summary of significant accounting policies except (describe any variances, if any). Segment performance is evaluated using net income. Income taxes are allocated and indirect expenses are allocated on revenue. Transactions among segments are made at fair value.

Significant segment totals are reconciled to the interim financial statements as follows.

                                                           Loan
Three Months Ended September 2004       Banking         Processing             Total
Net interest income                  $    897,576      $         --       $    897,576
Provision for loan losses                  81,000                --             81,000
Non-interest income                        85,997           188,432            274,429
Non-interest expense                      784,179           239,991          1,024,170
Income tax expense(credit)                 43,728           (20,014)            23,714
Net income                                 74,666           (31,545)            43,121
Assets                                143,566,020           920,877        144,486,987

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

      On October 1, 2004, the Company purchased certain fixed assets and began employing personnel for a retail mortgage operation. The financial results of this operation will be reflected in the December 31, 2004 interim statements.

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

CRITICAL ACCOUNTING POLICIES

Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, and the valuation of intangible assets and goodwill.

FINANCIAL CONDITION

      The Company's total assets increased $11.7 million during the three months ended September 30, 2004, to $144.5 million from $132.8 million at June 30, 2004. The increase was due to increases in net loans of $5.3 million and $9.4 million in available for sale securities. Since the sale of the credit card portfolio in May of 2004, the Company has purchased 1-4 family first mortgages and mortgage backed securities to offset the loss of revenue from credit cards.

      The Company's total liabilities increased $12.1 million from $121.9 million at June 30, 2004, to $134.0 million at September 30, 2004. Total deposits increased from $84.7 million at June 30, 2004 to $100.6 million at September 30, 2004. The increase was due primarily to a $20.0 million increase in time deposits and was offset by a decrease in savings, NOW and money market deposits of $3.5 million. Recently Allied First Bank has had success in increasing time deposits by utilizing advertising on BankRate.com.

      Stockholders' equity decreased by $429,000 from $10.9 million at June 30, 2004 to $10.4 million at September 30, 2004. The decrease is due to the increase in treasury stock of $546,000, and was offset by net income of $43,000 and an increase in unrealized appreciation on available for sale securities of $74,000. During the first quarter of fiscal 2005 the company began a stock repurchase program of 50,000 shares. As of September 30, 2004 the company had bought back 30,662 shares at an average price of $17.81 per share. At June 30, 2004, the company had 558,350 shares outstanding. At September 30, 2004 there were 527,688 shares outstanding.

                        COMPARISON OF THREE-MONTH PERIODS
                        ENDED SEPTEMBER 30, 2004 AND 2003

GENERAL

      Net income for the three-month periods ended September 30, 2004 and 2003 was $43,000 and $77,000. The decrease in net income for the three-month period ended September 30, 2004 over the same period in 2003 was due to higher non-interest expense. The increase in non-interest expenses was partially attributable to higher legal and accounting expenses resulting from an acquisition which the company is no longer pursuing.

NET INTEREST INCOME

      The net interest income for the three-month period ended September 30, 2004 was $898,000 compared to $895,000 for the same period in 2003. This is a ..34% increase over the same period in 2003. Although net interest income grew as a result of asset growth the net interest margin dropped to 2.71% from 3.25% for the same period in 2003. The reason for the lower yield in 2004 was that the yield on interest earnings assets decreased from 4.93% to 4.57%. The average rate paid on interest bearing liabilities increased 18 basis to 2.13% for the three-month period ended September 30, 2004 from 1.95% in the same period in 2003. The reason for the increase in average rate paid is the increase in time deposits over the previous period.

      Total average interest earning balances increased $22.7 million for the three-month period over one-year ago. The increase is due primarily to the increase in average loans. Total average loans increased $20.7 million for the three-month period over one-year ago. The yields on total average interest earning assets were

4.72% for the three-month period ended September 30, 2004 and 5.18% for the same period in 2003. The drop in yield is a result of the Company shifting the loan portfolio from unsecured loan products to variable rate first mortgages and variable rate home equity loans which typically have lower yields.

      Total average interest bearing liabilities increased $21.4 million for the three-month period ended September 30, 2004, over the comparative period in 2003. Interest bearing liabilities increased primarily due to the increase in time deposits.

INTEREST INCOME

      Interest income for the three month period ended September 30, 2004 was $1,517,000 compared to $1,357,000 for the same period in 2003. The increase in the three-month period was due to an increase in average interest earning assets.

INTEREST EXPENSE

      Interest expense for the three months ended September 30, 2004 was $619,000 compared to $462,000 for the same period in 2003. The increase was due higher interest bearing liabilities balances as well as higher rates paid on interest-bearing liabilities during 2004. The average rate paid on interest bearing liabilities was 2.13% for the three-month period ending September 30, 2004. This represents an 18 basis point increase in the rates paid over the same period in the prior year. Interest on borrowed funds for the three months ended September 30, 2004 was $172,000 compared to $61,000 for the same period in 2003. The increase was due to a higher average balance outstanding in borrowed funds well as higher rates paid 2004.

The following tables set forth consolidated information regarding average balances and annualized average rates.

                                                                         Allied First Bancorp, Inc.
                                                  Three Months ending September 30          Three Months ending September 30
                                                                2004                                        2003
                                                  ---------------------------------       ------------------------------------
                                                  Average                   Average       Average                      Average
INTEREST EARNING ASSETS                           Balance     Interest       Rate         Balance         Interest      Rate
-----------------------                           -------     --------       ----         -------         --------      ----
Loans                                            $ 115,775    $   1,366       4.72%      $  95,100       $   1,231       5.18%
Available for sale securities                        7,348          111       6.04%          7,037              71       4.04%
Federal Home Loan Bank stock                         2,009           28       5.57%          1,649              26       6.31%
Interest earning balances                            7,577           12       0.63%          6,310              29       1.84%
                                                 ---------    ---------       ----       ---------       ---------       ----
Total interest earning assets                      132,709        1,517       4.57%        110,096           1,357       4.93%
                                                 ---------    ---------       ----       ---------       ---------       ----

NON-INTEREST EARNING ASSETS
---------------------------

Premises and equipment                                 330                                      80
Allowance for loan losses                             (610)                                   (585)
Other non-earning assets                             2,994                                   2,015
                                                 ---------                               ---------
Total assets                                     $ 135,423                               $ 111,606
                                                 =========                               =========

INTEREST BEARING LIABILITIES
----------------------------

Interest checking                                $   2,493    $       7       1.12%      $   4,628       $      17       1.47%
Savings                                             13,038           17       0.52%         14,334              18       0.50%
Money market                                        36,265          127       1.40%         43,047             168       1.56%
Time deposits                                       31,187          296       3.80%         18,824             198       4.21%
Borrowed funds                                      33,104          172       2.08%         13,791              61       1.77%
                                                 ---------    ---------       ----       ---------       ---------       ----

                                                   116,087          619       2.13%         94,624             462       1.95%
                                                 ---------    ---------       ----       ---------       ---------       ----

NON-INTEREST BEARING LIABILITIES AND EQUITY
-------------------------------------------

Checking                                             6,997                                   6,875
Other liabilities                                    1,569                                     454
Equity                                              10,770                                   9,653
                                                 ---------                               ---------
Total liabilities and equity                     $ 135,423                               $ 111,606
                                                 =========                               =========

Net Interest/Spread                                           $     898       2.44%                      $     895       2.98%
                                                              =========       ====                       =========       ====

Margin                                                                        2.71%                                      3.25%
                                                                              ====                                       ====

(1)   Total Loans less deferred net loan fees

PROVISION FOR LOAN LOSSES

      The provision for loan losses was $81,000 for the three-month period ended September 30, 2004 and $121,000 for the same period in 2003. The decrease is due primarily to the decrease in net charge-offs. Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to address probable incurred losses. Net charge-offs of $57,000 have been recorded for the three-month period ended September 30, 2004, compared to $72,000 of net charge-offs for the same period in 2003. The allowance for loan losses was $622,000 or 0.53% of net loans as of September 30, 2004, compared to $598,000 or 0.53% of net loans at June 30, 2004. Allied First Bancorp, Inc. holds a small percentage in secured commercial loans, which was $4.9 million or 4.1% of net loans at September 30, 2004. At September 30, 2004 first mortgage and home equity loans comprise nearly 76% of the loan portfolio.

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

      Approximately 90% of our deposit customer base consists of American Airlines pilots and their family members. Although this customer base had historically relatively stable employment and sources of income, the terrorist attacks on the United States in September 2001, the war in Iraq, and the current economic environment including higher oil prices have adversely affected the airline industry. As a result of these factors, the stability of the employment and income of the American Airline pilots has been adversely affected and could negatively affect the ability of our customers to repay their loans, although the effect on our loan delinquencies and loan losses cannot be identified with reasonable certainty at this time. As a result of these factors, we may have higher loan delinquencies and defaults in future periods. At September 30, 2004, our delinquent loans past due 60 days or more, was less than 0.11% of our loan portfolio, compared to less than 0.07% at June 30, 2004. In an effort to diversify our loan portfolio, the Company has purchased loans without recourse from other financial institutions. These purchased loans currently represent approximately 50% of the gross loan portfolio.

NON-INTEREST INCOME

      Non-interest income for the three-month period ended September 30, 2004 was $274,000 and $204,000 for the three-month period ended September 30, 2003. The increase for the three-month period ended September 30, 2004 from 2003 was primarily due the recognition of call center processing income of $188,000, generated from the purchase of AnyHour Lending Inc. in April 2004. This income is expected to continue in future periods as well. Credit and debit card transaction income was $16,000 for the three month period ended September 30, 2004 compared to $129,000 for the same period in 2003. The reason for the decrease was the sale of the credit card loan portfolio in May 2004 to Town North Bank. Account fee income was $29,000 for the three months ended September 30, 2004 compared to $40,000 for the three months ended September 30, 2003, a decrease of $11,000 due to less overdraft volume. Mortgage loan originations have dropped significantly from the previous fiscal year. First mortgage origination income was $8,000 for the three-month period ended September 30, 2004 compared to $23,000 in the same three-month period in 2003. Other income was $34,000 for three months ended September 30, 2004 compared to 6,000 for the same period in 2003, an increase of $28,000. This increase was due to commissions from Town North Bank on card transaction volume related to the sale of the credit card portfolio as well as commissions received from Smith Barney for Retirement accounts. As part of the agreement with Town North Bank, the Company will receive a percent of revenue generated from the card base as well as premiums for new credit card customers for a period of six years.

NON-INTEREST EXPENSE

      Non-interest expense for the three-month period ended September 30, 2004, was $1.0 million, an increase of $173,000, or 20.33%, compared to the same period in 2003. Salary and employee benefits was $544,000 for the three-month period ended September 30, 2004 an increase of $211,000 or 63.36%, from $333,000 for the same period in 2003. This increase is partially attributable to the addition of staff salaries and benefits from the acquisition of AnyHour Lending, Inc. in April 2004. The remainder is attributable to normal merit increases, increased participants in retirement plans, as well as rising health care premiums. Office operations and equipment was $164,000 for the three-month period ended September 30, 2004 an increase of $56,000 or 51.85%, from $108,000 for the same period in 2003. This increase in expense was partially due to higher depreciation expense primarily related to the purchase of new data processing equipment and new furniture and equipment during the 2004 fiscal year. Another factor in the increase is the addition of the operating expenses of AnyHour Lending, Inc. Occupancy expense was $35,000 for the three-month period ended September 30, 2004, an increase of $9,000 compared to the same period in 2004. The increase was primarily the result of the addition rent relating to AnyHour Lending, Inc. Data processing expenses were $70,000 for the three-month period ended September 30, 2004 compared to $63,000 for the same period in 2003, an increase of $7,000 or 11.11%. This increase is related to upgrades on data processing systems for accounting, lending, and customer service during the 2004 fiscal year. Credit and debit card processing expense was down $100,000 from $119,000 for the three month period ended September 30, 2003 to $19,000 for the same period in 2004. This decrease was due to the sale of the credit card loan portfolio. The company will no longer incur expenses related to credit card processing. Travel and conference for the three-month period ended September 30, 2004, was $14,000, a decrease of $3,000, compared to the same period in 2003. Other expenses were $28,000 for the three-month period ended September 30, 2004 a decrease of $9,000 from $37,000 for the same period in 2003.

INCOME TAXES

      The  provision  for  income  taxes  was  $24,000  and  $50,000,   for  the
three-month periods ending September 30, 2004 and 2003. The effective rates for the three-month periods ended September 30, 2004 and 2003 were 35.5% and 39.1%.

REGULATORY CAPITAL REQUIREMENTS

      Pursuant to federal law, Allied First Bank must meet three separate minimum capital ratio requirements. As of September 30, 2004, Allied First Bank had core capital, Tier I risk-based and total risk-based ratios of 7.16%, 9.97% and 10.61%, respectively, compared to well-capitalized requirements of 5.00%, 6.00% and 10.00%. At June 30, 2004, Allied First Bank had core capital, Tier I risk-based ratios of 8.30%, 11.50% and 12.10%, respectively.

LIQUIDITY

      Liquidity management refers to the ability to generate sufficient cash to fund current loan demand; meet deposit withdrawals and pay operating expenses. Allied First Bancorp, Inc. relies on various funding sources in order to meet these demands. Primary sources of funds include interest-earning balances with other financial institutions, money market mutual funds, proceeds from principal and interest payments on loans as well as the ability to borrow against first mortgages, and marketable securities. At September 30, 2004, Allied First Bank had $4.6 million in cash and cash equivalents that could be used for its funding needs. Cash and cash equivalents decreased by $1.8 million compared to the period ending June 30, 2004. Securities available for sale increased by $9.3 million and time deposits with other institutions decreased $99,000.

      For further liquidity, the Company may borrow against its mortgage-backed securities and first mortgages through the Federal Home Loan Bank of Chicago. The Company also has a fed funds line of $4.0 million and a working capital line of $5.0 million with LaSalle Bank. The remaining borrowing capacity at September 30, 2004 was approximately $21.2 million.

      As of September 30, 2004, management is not aware of any current recommendations by regulatory authorities, which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Allied First Bancorp, Inc.'s liquidity, capital resources or operations.

ADOPTION OF NEW ACCOUNTING POLICY

      Allied First Bank adopted separate segment reporting requirements of Statement of Financial Accounting Standard No. 131, and accordingly has presented financial information on AnyHour Lending, Inc., a loan processing and call center, in the notes to the interim financial statements. Previous financial reports reflected banking as the only segment.

                                     Item 3
                           Allied First Bancorp, Inc.
                             CONTROLS AND PROCEDURES

      An evaluation was carried out as of September 30, 2004 under the supervision and with the participation of Allied First Bancorp Inc.'s management, including the Chief Executive Offer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures. Based on their evaluation, Allied First Bancorp Inc.'s Chief Executive Officer and Chief Financial Officer have concluded that Allied First Bancorp, Inc.'s disclosure controls and procedures are to the best of their knowledge, effective to ensure that the information required to be disclosed by Allied First Bancorp Inc. in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in Allied First Bancorp Inc.'s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Part II - Other Information
                           ---------------------------

Item 1 - Legal Proceedings - Not Applicable.
         -----------------

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

                                                                                  Total Number of
                                                                                Shares Purchased as        Maximum Number of
                                      Total Number of    Average Price Paid      Part of a Publicly       Shares That May Be
                                     Shares Purchased        Per Share             Announced Plan       Purchased Under Plan(1)
                                     ----------------        ---------             --------------       -----------------------
July1-July 31                                 --                  --                       --                   50,000
August 1- August 31                        2,300              $16.05                    2,300                   47,700
September 1- September 30                 28,362               17.95                   30,662                   19,338
                                          ------              ------                   ------                   ------

    Total September 30, 2004              30,662              $17.81                   30,662                   19,338
                                          ======              ======                   ======                   ======

(1) On August 23, 2004, the Company announced a stock repurchase plan of up to 50,000 shares.

Item 3 - Defaults upon Senior Securities - Not Applicable.
         -------------------------------------------------

Item 4 - Submission of Matters to a vote of Security Holders
         ---------------------------------------------------

      On October 21, 2004, the Company held its annual meeting of shareholders to consider and act upon the election of Mr. John G. Maxwell, Jr. and Mr. John
R. Brick to serve as directors for terms of three years and the ratification of the appointment of Crowe Chizek and Company LLC as auditors for the Company for the fiscal year ending June 30, 2005. Both of the foregoing items were approved by the shareholders at the meeting by the following vote totals based upon 558,350 shares outstanding and entitled to vote at the meeting.

      I.    Election of Directors- 454,591 shares voted, as follows:

              John G. Maxwell Jr.:     453,306 votes for; 1,285 votes withheld.
              John R Brick :           453,106 votes for; 1,485 votes withheld.

      II. Ratification of the appointment of Crowe Chizek and Company LLC as auditors for the company for the fiscal year ending June 30, 2005 - 454,591 shares voted, as follows:

              453,541 votes for; 0 votes withheld; 0 against

      William G. Mckeown and Kenneth L. Bertrand continued as directors for a term expiring in 2005 and Frank K. Voris and Brien J. Nagle continued as directors for a term expiring in 2006.

Item 5 - Other Information - Not Applicable
         ----------------------------------

Item 6 - Exhibits
         --------

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

                                           Allied First Bancorp, Inc.
                                           Registrant


Date:   November 9, 2004                     /s/ Kenneth L. Bertrand
                                           -------------------------------------
                                           Kenneth L. Bertrand
                                           President and Chief Executive Officer


Date:   November 9, 2004                     /s/ Brian K. Weiss
                                           -------------------------------------
                                           Brian K. Weiss
                                           Chief Financial Officer