Form 10QSB
period 2004-12-31
ALLIED FIRST BANCORP INC
filed 2005-02-14
CIK 1158865

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004
                                       OR

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

As of February 11, 2005, there were 524,888 shares of the Registrant's common stock issued and outstanding.

                           Allied First Bancorp, Inc.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Unaudited Consolidated Financial Statements

         Unaudited Consolidated Balance Sheets at December 31, 2004 and     1
         June 30, 2004

         Unaudited Consolidated Statements of Income and Comprehensive
         Income for the three months and six months ended                   2
         December 31, 2004 and 2003

         Unaudited Consolidated Statements of Cash Flows for the            3
         six months  ended December 31, 2004 and 2003
                                                                            4
         Notes to Unaudited Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition        7
         and Results of Operations

Item 3.  Controls and Procedures                                           15

PART II. OTHER INFORMATION
                                                                           16
         Items 1-6
                                                                           17
         Signature Page
                                                                           18
         10-QSB Certifications

                     PART I: FINANCIAL INFORMATION, Item 1.
                           Allied First Bancorp, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                             At                  At
ASSETS:                                                                                            December 31,            June 30,
-------                                                                                                    2004                2004
                                                                                                          -----                ----
       Cash and cash equivalents ...........................................................      $   3,587,605       $   6,363,686
       Securities available for sale .......................................................         15,129,965           7,072,627
       Time deposits with other financial institutions .....................................            199,010             298,121
       Loans held for sale .................................................................          1,350,979                  --
       Loans, net of allowance for loan losses of  $631,094 at
            December 31, 2004 and $597,515 at June 30, 2004 ................................        119,732,403         113,295,920
       Federal Home Loan Bank stock, at cost ...............................................          2,058,600           2,000,000
       Accrued interest receivable .........................................................            516,953             437,181
       Premises and equipment-net ..........................................................            436,219             339,541
       Servicing agent receivable ..........................................................            296,224           1,967,903
       Goodwill ............................................................................            514,507             514,507
       Other assets ........................................................................            724,708             518,259
                                                                                                  -------------       -------------

                   Total assets ............................................................      $ 144,547,173       $ 132,807,745
                                                                                                  =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

Liabilities:
       Non-interest-bearing demand deposits ................................................      $   9,168,619       $   8,525,828
       Interest-bearing demand deposits ....................................................          2,453,743           2,733,400
       Savings, Now and money market deposits ..............................................         45,418,176          51,264,178
       Time deposits .......................................................................         43,350,121          22,139,234
                                                                                                  -------------       -------------
                 Total deposits ............................................................        100,390,659          84,662,640
       Borrowed funds ......................................................................         33,232,670          35,632,670
       Other liabilities ...................................................................            441,555           1,648,560
                                                                                                  -------------       -------------
                 Total liabilities .........................................................        134,064,884         121,943,870
                                                                                                  -------------       -------------

Shareholders' Equity:
       Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued ...........                 --                  --
       Common stock, $.01 par value, 8,000,000 shares authorized,
                608,350 shares issued and 526,118 outstanding at December 31, 2004
                and 558,350 at June 30, 2004 ...............................................              6,084               6,084
       Additional paid-in capital ..........................................................          5,271,948           5,271,948
       Retained earnings ...................................................................          6,409,242           6,283,252
       Accumulated other comprehensive income ..............................................             34,929             (34,909)
       Treasury stock, at cost, 82,232 shares at December 31, 2004 and 50,000
                 shares at June 30,2004 ....................................................         (1,239,914)           (662,500)
                                                                                                  -------------       -------------
       Total shareholders' equity ..........................................................         10,482,289          10,863,875
                                                                                                  -------------       -------------

                            Total liabilities and shareholders' equity .....................      $ 144,547,173       $ 132,807,745
                                                                                                  =============       =============


  The accompanying notes are an integral part of these consolidated financial statements


                      PART I: FINANCIAL INFORMATION, Item 1
                           Allied First Bancorp, Inc.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                         Three Months Ended                 Six Months Ended
                                                                             December 31,                      December 31,
                                                                        2004             2003             2004             2003
                                                                        ----             ----             ----             ----
Interest income:

                   Loans ....................................      $ 1,521,490       $ 1,395,996       $ 2,887,875      $ 2,627,407
                   Interest earning deposits ................           41,530            47,466            81,228          102,745
                   Securities ...............................          181,114            97,248           291,887          167,953
                                                                   -----------       -----------       -----------      -----------
                    Total interest income ...................        1,744,134         1,540,710         3,260,990        2,898,105
Interest expense:
                   Deposits .................................          556,917           360,460         1,004,078          761,624
                   Borrowed funds ...........................          191,119           123,937           363,239          184,709
                                                                   -----------       -----------       -----------      -----------
                    Total interest expense ..................          748,036           484,397         1,367,317          946,333
Net interest income: ........................................          996,098         1,056,313         1,893,673        1,951,772

Provision for loan losses ...................................           45,000            91,000           126,000          212,000
                                                                   -----------       -----------       -----------      -----------

Net interest income after
provision for loan losses ...................................          951,098           965,313         1,767,673        1,739,772

Non-interest income:
                   Credit and debit card transaction ........           18,738           124,398            34,918          253,857
                   Account fees .............................           33,249            36,470            61,834           80,771
                   Gain on sale of securities ...............               --                --                --            4,910
                   First mortgage loan sales and fees .......          175,296             1,777           183,007           21,136
                   Call center processing income ............          163,065                --           351,497               --
                   Other ....................................           19,883             4,282            53,404           10,319
                                                                   -----------       -----------       -----------      -----------
                    Total non-interest income ...............          410,231           166,927           684,660          370,993

Non-interest expense:
                   Salaries and employee benefits ...........          728,967           334,602         1,273,195          667,795
                   Office operations and equipment ..........          151,252            92,415           300,913          200,131
                   Occupancy ................................           46,888            27,184            82,221           53,003
                   Data processing ..........................           88,959            95,913           158,583          128,593
                   Credit and debit card processing .........           21,019           110,500            39,778          229,885
                   Travel and conference ....................           17,364             7,356            31,625           24,759
                   Professional services ....................           77,732            63,030           185,447          202,767
                   Marketing and promotion ..................           37,553            42,675            79,385           81,339
                   Loan origination and servicing ...........           20,696               499            27,060            3,401
                   Other expenses ...........................           40,027            24,578            76,419           58,371
                                                                   -----------       -----------       -----------      -----------
                    Total non-interest expense ..............        1,230,457           798,692         2,254,626        1,650,044

Income before income taxes: .................................          130,872           333,548           197,707          460,721

                   Income tax expense .......................           48,003           129,860            71,717          179,682
                                                                   -----------       -----------       -----------      -----------
      Net income: ...........................................           82,869           203,688           125,990          281,039
                                                                   ===========       ===========       ===========      ===========

Other comprehensive income (loss) ...........................           (3,933)          (15,037)           69,838           (7,816)
                                                                   -----------       -----------       -----------      -----------
Total comprehensive income ..................................      $    78,936       $   188,651       $   195,828      $   273,223
                                                                   ===========       ===========       ===========      ===========
Earnings per common share
                   Basic ....................................      $      0.15       $      0.36       $      0.23      $      0.50
                   Diluted ..................................      $      0.15       $      0.36       $      0.23      $      0.50


  The accompanying notes are an integral part of these consolidated financial statements


                           Allied First Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                            Six months Ended
                                                                                                               December 31,
                                                                                                        2004                   2003
                                                                                                        ----                   ----
Cash flows from operating activities
            Net Income ...............................................................          $    125,990           $    281,039
            Adjustments to reconcile net income to net cash from
             operating activities
                       Depreciation ..................................................                82,233                 41,269
                       Amortization of premiums on securities ........................                54,527                 59,976
                       Amortization of intangible assets .............................                28,932                     --
                       Net gain on sale of securities ................................                    --                 (4,910)
                       Provision for loan losses .....................................               126,000                212,000
                       FHLB stock dividend ...........................................               (58,600)               (55,400)
                       Net Changes in
                        Loans held for sale ..........................................            (1,350,979)                    --
                        Accrued interest receivable ..................................               (79,772)               (86,884)
                        Servicing agent receivable ...................................             1,671,679                (99,714)
                        Other assets .................................................              (278,183)               194,067
                        Other liabilities ............................................            (1,207,005)               (73,582)
                                                                                                ------------           ------------
                                  Net cash from operating activities .................              (885,178)               467,861

Cash flows from investing activities
            Purchase of available for sale securities ................................            (9,676,436)            (7,221,039)
            Sale of available for sale securities ....................................                    --                357,863
            Principal collected on mortgage backed securities ........................             1,677,211              1,911,581
            Purchase of Federal Home Loan Bank stock .................................                    --                (83,600)
            Net expenditures of premises and equipment ...............................              (178,911)              (204,964)
            Purchase of loans from other institutions ................................            (7,780,170)           (38,582,526)
            Net changes in:
                       Loans .........................................................             1,217,687             15,276,527
                       Time deposits with other financial institutions ...............                99,111              1,091,928
                                                                                                ------------           ------------

                                  Net cash from investing activities .................           (14,641,508)           (27,454,230)

Cash flows from financing activities
            Net change in
                       Deposits ......................................................            15,728,019             (7,690,736)
            Proceeds from borrowed ...................................................             1,000,000             35,500,000
            Repayments of borrowings .................................................            (3,400,000)                    --
            Purchase of treasury stock ...............................................              (577,414)                    --
                                                                                                ------------           ------------

                                  Net cash from financing activities .................            12,750,605             27,809,264

Increase (decrease) in cash and cash equivalents .....................................            (2,776,081)               822,895

Cash and cash equivalents at beginning of period .....................................             6,363,686              3,035,791
                                                                                                ------------           ------------

Cash and cash equivalents at end of period ...........................................          $  3,587,605           $  3,858,686
                                                                                                ============           ============


  The accompanying notes are an integral part of these consolidated financial statements


                           Allied First Bancorp, Inc.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

      The accompanying unaudited consolidated financial statements include the accounts of Allied First Bancorp, Inc. (or the "Company") and it's wholly owned subsidiaries, Allied First Bank, sb, an Illinois state-chartered savings bank and AnyHour Lending, Inc., a loan processing call center which was acquired on April 1, 2004. AnyHour Lending, Inc. was formally known as Eagles Nest Marketing Solutions, Inc. The company officially changed its name on November 1, 2004. All significant inter-company transactions and balances are eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements.

      In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of the Company as of December 31, 2004 and June 30, 2004 and the results of its operations, for the three months and six months ended December 31, 2004 and 2003. Financial statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended December 31, 2004.

      Operating results for the three months and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. Allied First Bancorp, Inc.'s 2004 annual report on Form 10-KSB should be read in conjunction with these statements.

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

(3) Earnings Per Common Share

      Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three-month and six-month periods ended December 31, 2004, the weighted average number of common shares used in the computation of basic earning per share was 527,671 and 538,257, respectively. The weighted average number of common shares for the same periods in 2003 was 558,350. There are no potential dilutive common shares.

(4) Premises and Equipment

      The company is obligated under a five year operating lease for office space that contains a termination option effective as of April 30, 2007. The lease was effective as of September 16, 2003 with terms to begin occupancy in November 2003. The expiration of the lease is April 30, 2009. It contained a period of free rent in the 2004 fiscal year, and escalation clauses providing for increases in rental expense based primarily on increases in real estate taxes and operating costs. The company is also obligated under a lease for office space relating to the expansion of mortgage origination. The expiration of this lease is January 31, 2005

The future minimum commitments under the full lease term at December 31, 2004 for all operating leases are as follows:

               Year Ending June 30,                 Amount
               --------------------                 ------

                     2005                          $ 61,322
                     2006                           120,988
                     2007                           124,618
                     2008                           128,357
                     2009                           109,625
                                                   --------

                         Total                     $544,910
                                                   ========

(5) Borrowed Funds

At December 31, 2004 the advance on the $5.0 million LaSalle Bank LIBOR based line of credit was as follows:

        Open line advance, 4.03% fixed rate and 3 month term           $732,670

At December 31, 2004, variable rate and term advance from the Federal Home Loan Bank was as follows:

        Open line advance, 2.47% variable rate and term               $3,000,000

At December 31, 2004, the scheduled maturities of fixed rate Federal Home Loan Bank were as follows.

           2005   1.24%                      $    8,500,000
           2006   1.70%-2.37%                     9,000,000
           2007   2.12%-3.45%                    10,500,000
           2008   3.94%                           1,500,000
                                             --------------
               Total                         $   29,500,000
                                             ==============

      Each advance is payable at its maturity date, with a prepayment penalty. All advances including open line advances were collateralized by $6,036,000 in mortgaged backed securities and $60,136,000 of first mortgage loans under a blanket lien arrangement at December 31, 2004.

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

The accounting policies used are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using net income. Income taxes are allocated and indirect expenses are allocated on revenue.

Significant segment totals are reconciled to the interim consolidated financial statements as follows.

                                                                Loan
Three Months Ended December 31, 2004          Banking         Processing          Total
   Net interest income                     $    996,098     $         --      $    996,098
   Provision for loan losses                     45,000               --            45,000
   Non-interest income                          247,061          163,170           410,231
   Non-interest expense                       1,003,814          226,643         1,230,457
   Income tax expense (credit)                   72,520          (24,517)           48,003
   Net income (loss)                            121,825          (38,956)           82,869
   Assets                                   143,598,160          949,013       144,547,173

                                                                 Loan
Six Months Ended December 31, 2004            Banking         Processing           Total
   Net interest income                     $  1,893,673     $         --      $  1,893,673
   Provision for loan losses                    126,000               --           126,000
   Non-interest income                          333,058          351,602           684,660
   Non-interest expense                       1,787,992          466,634         2,254,626
   Income tax expense (credit)                  116,248          (44,531)           71,717
   Net income (loss)                            196,491          (70,501)          125,990
   Assets                                   143,598,160          949,013       144,547,173

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

      On October 1, 2004, the Company purchased certain fixed assets and employed personnel to expand the retail mortgage operation.

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

FINANCIAL CONDITION

      The Company's total assets increased $11.7 million during the six months ended December 31, 2004, to $144.5 million from $132.8 million at June 30, 2004. The increase was due to increases in net loans of $6.4 million and $8.0 million in available for sale securities. Since the sale of the credit card portfolio in May of 2004, the Company has purchased 1-4 family first mortgages and mortgage-backed securities to offset the loss of revenue from credit cards.

      The Company's total liabilities increased $12.1 million from $121.9 million at June 30, 2004, to $134.1 million at December 31, 2004. Total deposits increased from $84.7 million at June 30, 2004 to $100.4 million at December 31, 2004. The increase was due primarily to a $21.2 million increase in time deposits and was offset by a decrease in savings, NOW and money market deposits of $5.8 million. Recently, Allied First Bank has had success in increasing time deposits by utilizing advertising on BankRate.com.

      Stockholders' equity decreased by $382,000 from $10.9 million at June 30, 2004 to $10.5 million at December 31, 2004. The decrease is due to the increase in treasury stock of $577,000, and was offset by net income of $126,000 and an increase in unrealized appreciation on available for sale securities of $70,000. During the first quarter of fiscal 2005 the company began a stock repurchase program of 50,000 shares. As of December 31, 2004 the company had bought back 32,232 shares at an average price of $17.91 per share. At June 30, 2004, the company had 558,350 shares outstanding. At December 31, 2004 there were 526,118 shares outstanding.

                 COMPARISON OF THREE-MONTH AND SIX-MONTH PERIODS
                        ENDED DECEMBER 31, 2004 AND 2003

GENERAL

      Net income for the three-month and six-month periods ended December 31, 2004 was $83,000 and $126,000, respectively, compared to net income of $204,000 and $281,000 for the equivalent periods in 2003. The decrease in net income for both the three-month and six-month periods ending 2003 over the same periods in 2003 was due, to higher non-interest expenses primarily from two strategies.

The new loan processing call center, which is a separate operating segment, contributed net losses for the three and six-month periods ended December 31, 2004. The Company also expanded its mortgage origination operation with the opening of a new origination office and the employment of additional personnel. Both of these strategies have resulted in the Company initially experiencing increases in non-interest expense. Management expects these strategies will ultimately add to the Company's profitability.

NET INTEREST INCOME

      The net interest income for the three-month period ended December 31, 2004 was $996,000 compared to $1,056,000 for the same period in 2003. This is a 5.68% decrease over the same period in 2003. The net interest margin dropped from 3.38% from 2.79%. The reason for the lower yield in 2004 was that the average rate paid on interest bearing liabilities increased 58 basis points to 2.36%, as well as the yield on interest earnings assets decreasing from 4.93% to 4.89%. The increase in average rate paid was due to the increase in time deposits as well as the rate increasing on borrowed funds.

The net interest income for the six-month period ended December 31, 2004, was $1,894,000 compared to $1,952,000 for the same period in 2003, a decrease of 2.97% and resulted in a net interest margin of 2.75% compared to 3.32% in 2003. The reason for the lower net yield in six-month period ended December 31, 2004 was that the yield on earnings assets decreased from 4.93% to 4.74% while the yield on interest bearing liabilities increased from 1.86% to 2.25%.

      Total average interest earning balances increased $17.7 million and $20.1 million, for the three-month and six-month periods over one-year ago. The increase is primarily due to increases in loans as well as an increase in available for sale securities. Total average loans increased $10.5 million and $5.6 million, for the three-month and six-month periods over one-year ago. Total average available for sale securities increased $6.8 million and $3.6 million for the three-month and six-month periods over the prior year. The yields on total average earning assets were 4.89% and 4.93% for the three-month periods ended December 31, 2004, and 2003 and 4.74% and 4.93% for the six-month periods ended December 31, 2004 and 2003.

      Total average interest bearing liabilities increased $17.7 million, and $19.8 million, for the three-month and six-month periods ended December 31, 2004, over the comparative periods in 2003. Interest bearing liabilities increased in the three-month period ended December 31, 2004 compared to the same period in 2003 due to the $25.9 million increase in time deposits. This increase was partially offset by the decrease of $8.0 million in money market deposits. Interest bearing liabilities increased in the six-month period ended December 31, 2004 compared to the same period in 2003 due to the $11.1 million increase in borrowed funds and a $19.0 million increase in time deposits. This increase was partially offset by the decrease of $8.4 million in money market deposits. During 2004, the company used both time deposits as well as Federal Home Loan Bank advances to purchase loans and mortgage backed securities.

INTEREST INCOME

      Interest income for the three months and six months ended December 31, 2004 was $1,744,000 and $3,261,000 compared to $1,541,000 and $2,898,000 for the same period in 2003. The increase in both the three-month and six-month periods was due to an increase in average earning assets.

INTEREST EXPENSE

      Interest expense for the three months ended December 31, 2004 was $748,000 compared to $484,000 for the same period in 2003. The increase in interest expense for the three-month period ended December 31, 2004 was due to higher balances and higher rates paid on interest-bearing liabilities during the 2004 period which was 2.36% a 58 basis point increase from 1.78% paid during 2003. The increase in average rate is primarily due to the company increasing its time deposits which have a higher cost than money market and savings deposits. Also the average cost of borrowed funds has increased due to the current rising rate environment.

      Interest expense for the six months ended December 31, 2004 was $1,367,000 compared to $946,000 for the same period in 2003. The increase in interest expense for the six-month period ended December 31, 2004 was due to higher balances and higher rates paid on interest-bearing liabilities which was 2.25% a 39 basis point increase from the 1.86% paid during 2003. The increase in average rate is primarily due to the increase in average rate paid for borrowed funds as a result of market conditions.

The following tables set forth consolidated information regarding average balances and annualized average rates.

                                                                             Allied First Bancorp, Inc.
                                                    Three Months ending December 31           Three Months ending December 31
                                                                  2004                                       2003
                                                 -------------------------------------      ------------------------------------
                                                 Average                       Average      Average                      Average
INTEREST EARNING ASSETS                          Balance       Interest          Rate       Balance       Interest         Rate
-----------------------                          -------       --------          ----       -------       --------         ----
Loans (1)                                       $ 121,033      $   1,521         5.03%     $ 110,547      $   1,396         5.05%
Available for sale securities                      15,998            181         4.53%         9,223             97         4.21%
Federal Home Loan Bank stock                        2,044             30         5.87%         1,732             29         6.70%
Interest earning balances                           3,642             12         1.32%         3,510             19         2.17%
                                                ---------      ---------      -------      ---------      ---------      -------

Total interest-earning assets                     142,717          1,744         4.89%       125,012          1,541         4.93%
                                                ---------      ---------      -------      ---------      ---------      -------

NON-INTEREST EARNING ASSETS
---------------------------

Premises and equipment                                420                                        184
Allowance for loan losses                            (634)                                      (639)
Other non-earning assets                            3,244                                      1,612
                                                ---------                                  ---------
Total assets                                    $ 145,747                                  $ 126,169
                                                =========                                  =========

INTEREST BEARING LIABILITIES
----------------------------

Interest checking                               $   2,275      $       7         1.23%     $   4,059      $      15         1.48%
Savings                                            13,044             17         0.52%        14,330             18         0.50%
Money market                                       32,930            124         1.51%        40,929            154         1.51%
Time deposits                                      43,510            409         3.76%        17,565            174         3.94%
Borrowed funds                                     34,868            191         2.19%        32,024            124         1.55%
                                                ---------      ---------      -------      ---------      ---------      -------

                                                  126,627            748         2.36%       108,907            485         1.78%
                                                ---------      ---------      -------      ---------      ---------      -------

NON-INTEREST BEARING LIABILITIES AND EQUITY
-------------------------------------------

Checking                                            7,615                                      6,804
Other liabilities                                   1,098                                        512
Equity                                             10,407                                      9,946
                                                ---------                                  ---------
Total liabilities and equity                    $ 145,747                                  $ 126,169
                                                =========                                  =========
Net Interest/Spread                                            $     996         2.53%                    $   1,056         3.15%
                                                               ======================                     ======================

Margin                                                                           2.79%                                      3.38%
                                                                                 ====                                       ====

(1) Total Loans less deferred net loan fees

                                                      Six Months ending December 31              Six Months ending December 31
                                                                  2004                                        2003
                                                 --------------------------------------       ------------------------------------
                                                 Average                        Average       Average                      Average
INTEREST EARNING ASSETS                          Balance        Interest          Rate        Balance        Interest       Rate
-----------------------                          -------        --------          ----        -------        --------       ----
Loans (1)                                       $ 118,404      $   2,888           4.88%     $ 102,802      $   2,627          5.11%
Available for sale securities                      11,673            292           5.00%         8,115            168          4.14%
Federal Home Loan Bank stock                        2,027             59           5.82%         1,690             56          6.63%
Interest earning balances                           5,610             22           0.78%         5,015             47          1.87%
                                                ---------      ---------      ---------      ---------      ---------     ---------

Total interest-earning assets                     137,714          3,261           4.74%       117,622          2,898          4.93%
                                                ---------      ---------      ---------      ---------      ---------     ---------

NON-INTEREST EARNING ASSETS
---------------------------

Premises and equipment                                384                                          133
Allowance for loan losses                            (622)                                        (612)
Other non-earning assets                            3,429                                        1,815
                                                ---------                                    ---------
Total assets                                    $ 140,905                                    $ 118,958
                                                =========                                    =========

INTEREST BEARING LIABILITIES
----------------------------

Interest checking                               $   2,384      $      14           1.17%     $   4,343      $      32          1.47%
Savings                                            13,184             33           0.50%        14,332             36          0.50%
Money market                                       34,597            251           1.45%        41,992            322          1.53%
Time deposits                                      37,349            706           3.78%        18,196            372          4.09%
Borrowed funds                                     33,987            363           2.14%        22,868            184          1.61%
                                                ---------      ---------      ---------      ---------      ---------     ---------

                                                  121,501          1,367           2.25%       101,731            946          1.86%
                                                ---------      ---------      ---------      ---------      ---------     ---------

NON-INTEREST BEARING LIABILITIES AND EQUITY
-------------------------------------------

Checking                                            7,311                                        6,840
Other liabilities                                   1,355                                          483
Equity                                             10,738                                        9,904
                                                ---------                                    ---------
Total liabilities and equity                    $ 140,905                                    $ 118,958
                                                =========                                    =========

Net Interest/Spread                                            $   1,894           2.49%                    $   1,952          3.07%
                                                               ========================                     =======================

Margin                                                                             2.75%                                       3.32%
                                                                                   ====                                        ====

(1) Total Loans less deferred net loan fees

PROVISION FOR LOAN LOSSES

      The provision for loan losses was $45,000 and $126,000, respectively, for the three-month and six-month periods ended December 31, 2004 and $91,000 and $212,000 for the same periods in 2003. The decrease in both the three-month and the six-month periods ended December 31, 2003 over the same periods in 2003 is due to the decrease in net charge-offs. The decrease in net charge-offs is a result of an increase in recoveries, the change in the loan portfolio composition and the economic environment. Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to address probable losses. Net charge-offs of $36,000 have been recorded for the three-month period ended December 31, 2004, compared to $82,000 of net charge-offs for the same period in 2003. Net charge-offs of $93,000 have been recorded for the six-month period ended December 31, 2004, compared to $155,000 of net charge-offs for the same period in 2003. The allowance for loan losses was $631,000 or 0.53% of net loans as of December 31, 2003, compared to $598,000 or 0.53% of net loans at June 30, 2004. Allied First Bancorp, Inc. holds a small percentage in secured commercial loans, which was $4.8 million or 4.0% of net loans at December 31, 2004. At December 31, 2004 first mortgage and home equity loans comprised nearly 76% of the loan portfolio.

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

      Approximately 90% of our deposit customer base consists of American Airlines pilots and their family members. Although this customer base has had historically relatively stable employment and sources of income, terrorist attacks on the United States in 2001 and the current economic environment including higher oil prices may have adverse affects on the airline industry. As a result of these factors, the stability of the employment and income of the American Airline pilots may be adversely affected and could negatively affect the ability of our customers to repay their loans. As a result of these factors, we may have higher loan delinquencies and defaults in future periods. At December 31, 2004, our delinquent loans past due 60 days or more, was less than 0.10% of our loan portfolio, compared to less than 0.07% at June 30, 2004. In an effort to diversify our loan portfolio, the Company has purchased secured commercial loans, and 1-4 family residential mortgage loans without recourse from other financial institutions. These purchased loans currently represent approximately 50% of the gross loan portfolio.

NON-INTEREST INCOME

      Non-interest income for the three-month periods ended December 31, 2004 and 2003 were $410,000 and $167,000, respectively and for the six-month periods were $685,000 and $371,000. The increase for both the three-month and six-month periods ended December 31, 2004 from 2003 was due to the increase in mortgage originations as well as call center processing income. Call center processing income is generated from the purchase of AnyHour Lending, Inc. in April 2004. The increase in first mortgage sales and fees is a result of the expansion of our mortgage origination function, through the employment of additional personnel in October 2004. This income should increase in the future as a result of the Company utilizing resources to originate mortgage loans. Credit card income decreased by $105,000, and $219,000, respectively, for the three-month and six-month periods ended December 31, 2004, over the comparative periods in 2003. The reason for the decrease was the sale of the credit card loan portfolio to Town North Bank in May 2004. Account fee income for the six-month period ended December 31, 2004 was $62,000 compared to $81,000 in 2003, a decrease of $19,000 due to less overdraft volume. Other income for the three-month periods ended December 31, 2004 and 2003 was $20,000 and $4,000, respectively and for the six-month periods were $54,000 and $10,000. The increase for both the three-month and six-month periods ended December 31, 2004 from 2003 was due to commissions from Town North Bank on card transaction volume related to the sale of the credit card portfolio as well as commissions received from Smith Barney for retirement accounts. As part of the agreement with Town North Bank, the Company will receive a percent of revenue generated from the card base as well as premiums for new credit card customers for a period of six years.

NON-INTEREST EXPENSE

      Non-interest expense for the three-month period ended December 31, 2004, was $1,230,000, an increase of $431,000, compared to $799,000 for the same period in 2003. Salary and employee benefits was $729,000 for the three-month period ended December 31, 2003 an increase of $394,000, from $335,000 for the same period in 2003. Office operations and equipment was $151,000 for the three-month period ended December 31, 2004 an increase of $59,000 or 64.13%, from $92,000 for the same period in 2003. Occupancy expense was $47,000 for the three-month period ended December 31, 2004, an increase of $20,000 compared to the same period in 2003. The increase in salaries and benefits, office operations and equipment and occupancy was primarily due to the expansion of mortgage origination efforts and the new AnyHour Lending, Inc. office. Credit card and debit card processing expense was $21,000 for the three months ended December 31, 2004 a decrease of $90,000 or 81.08%, from $111,000 in the same period ended 2003. This decrease was due to the sale of the credit card loan portfolio in May 2004. Travel and conference for the three-month period ended December 31, 2004, was $17,000, an increase of $10,000, compared to the same period in 2003. Professional services expense was $78,000 for the three-month period ended December 31, 2003, an increase of $15,000 or 23.81%, from $63,000 for the same period in 2003. The increase in professional services was a result of the additional professional fees related to AnyHour Lending, Inc. AnyHour Lending, Inc. incurs professional fees related to the setup and maintenance of technology for customer accounts. Marketing and promotion was $38,000 for the three-month period ended December 31, 2004 a decrease of $5,000 or 11.63%, from $43,000 for the same period in 2003. Loan origination and servicing expense was $21,000 for the three-month period ended December 31, 2004. This expense is attributed to mortgage origination expenses. Other expenses for the three-month period ended December 31, 2004 were $40,000 an increase of $15,000 from the same period ended December 31, 2003.

      Non-interest expense was $2,255,000 for the six-month period ended December 31, 2004, an increase of $605,000 or 36.64% from $1,650,000 for the same six-month period in 2003. Salary and employee benefits was $1,273,000 for the six-month period ended December 31, 2004 an increase of $605,000, from $668,000 for the same period in 2003. Office operations and equipment was $301,000 for the six-month period ended December 31, 2004 an increase of $101,000 or 50.50%, from $200,000 for the same period in 2003. Occupancy expense was $82,000 for the six-month period ended December 31, 2003, an increase of $29,000 compared to the same period in 2003. The increase in salaries and benefits, office operations and equipment and occupancy was primarily due to the expansion of mortgage origination efforts and the new AnyHour Lending, Inc. office. Data processing expense was $159,000 for the six-month period ended December 31, 2004 a decrease of $17,000 from $176,000 for the same period in 2003. Credit card and debit card processing expense was $40,000 for the six month period ended December 31, 2004 a $190,000 decrease from the $230,000 for the same period in 2003. This decrease is due to the sale of the credit card loan portfolio in May of 2004. Travel and conference for the six-month period ended December 31, 2004, was $32,000, an increase of $7,000, compared to the same period in 2003. Professional service expense was $185,000 for the six-month period ended December 31, 2004, an increase of $30,000 or 19.55% from $155,000 for the same six-month period in 2003. Loan origination and servicing expense was $27,000 for the three-month period ended December 31, 2004 compared to $3,000 for the same period ended 2003. This expense is attributed to mortgage origination expenses. Other expenses for the six-month period ended December 31, 2004 were $76,000 an increase of $18,000 from the same period ended December 31, 2003.

The company has undertaken a long term strategy with the local mortgage market and mortgage originations through the call center operation. Although net operating expenses have increased due to expansion of the operations and the associated start up costs, management believes that the future increases in non-operating income will justify this strategy.

INCOME TAXES

      The provision for income taxes was $48,000 and $130,000, for the three-month periods ending December 31, 2004 and 2003. The provision for income taxes was $71,000 and $180,000, for the six-month periods ending December 31, 2004 and 2003. The decreases in both the three-month and six-month periods in 2003 are a result of lower income. The effective rate for the three-month periods ended December 31, 2004 and 2003 was 36.68% and 38.93%, and for the six-month periods were 36.27% and 39.00%.

REGULATORY CAPITAL REQUIREMENTS

      Pursuant to federal law, Allied First Bank must meet three separate minimum capital ratio requirements. As of December 31, 2004, Allied First Bank had core capital, Tier I risk-based and total risk-based ratios of 6.76%, 9.91% and 10.55%, respectively, compared to well-capitalized requirements of 5.00%, 6.00% and 10.00%. At June 30, 2004, Allied First Bank had core capital, Tier I risk-based ratios of 8.30%, 11.50% and 12.10%, respectively.

LIQUIDITY

      Liquidity management refers to the ability to generate sufficient cash to fund current loan demand; meet deposit withdrawals and pay operating expenses. Allied First Bancorp, Inc. relies on various funding sources in order to meet these demands. Primary sources of funds include interest-earning balances with other financial institutions, money market mutual funds, proceeds from principal and interest payments on loans as well as the ability to borrow against first mortgages, and marketable securities. At December 31, 2004, Allied First Bank had $3.6 million in cash and cash equivalents that could be used for its funding needs. Cash and cash equivalents decreased by $2.8 million compared to the period ended June 30, 2004. Securities available for sale increased by $8.0 million and time deposits with other institutions decreased $99,000.

      For further liquidity, the Company may borrow against its mortgage-backed securities and first mortgages through the Federal Home Loan Bank of Chicago. The Company also has a fed funds line of $4.0 million and a working capital line of $5.0 million with LaSalle Bank. The remaining borrowing capacity at December 31, 2004 was approximately $18.5 million.

      As of December 31, 2004, management is not aware of any current recommendations by regulatory authorities, which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Allied First Bancorp, Inc.'s liquidity, capital resources or operations.

ADOPTION OF NEW ACCOUNTING POLICY

      Allied First Bank adopted separate segment reporting requirements of Statement of Financial Accounting Standard No. 131, and accordingly has presented financial information on AnyHour Lending, Inc., a loan processing and call center, in the notes to the interim consolidated financial statements. Previous financial reports reflected banking as the only segment.

                                     Item 3
                           Allied First Bancorp, Inc.
                             CONTROLS AND PROCEDURES

      An evaluation was carried out as of December 31, 2004 under the supervision and with the participation of Allied First Bancorp Inc.'s management, including the Chief Executive Offer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures. Based on their evaluation, Allied First Bancorp Inc.'s Chief Executive Officer and Chief Financial Officer have concluded that Allied First Bancorp, Inc.'s disclosure controls and procedures are to the best of their knowledge, effective to ensure that the information required to be disclosed by Allied First Bancorp Inc. in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in Allied First Bancorp Inc.'s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Part II - Other Information
                           ---------------------------

Item 1 - Legal Proceedings - Not Applicable.
         -----------------

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

                                                                                  Total Number of
                                                                                Shares Purchased as      Maximum Number of
                                       Total Number of    Average Price Paid    Part of a Publicly      Shares That May Be
                                      Shares Purchased          Per Share         Announced Plan      Purchased Under Plan(1)
                                      ----------------          ---------         --------------      -----------------------
July1-July 31                                     --                  --                     --                 50,000
August 1- August 31                            2,300          $    16.05                  2,300                 47,700
September 1- September 30                     28,362               17.95                 30,662                 19,338
October 1- October 31                             --                  --                 30,662                 19,338
November 1 - November 30                          --                  --                 30,662                 19,338
December 1- December 31                        1,570               20.00                 32,232                 17,768
                                              ------          ----------                 ------                 ------

    Total December 31, 2004                   32,232          $    17.91                 32,232                 17,768
                                              ======          ==========                 ======                 ======

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

                                                Allied First Bancorp, Inc.
                                                Registrant

Date:   February 11, 2005                 /s/ Kenneth L. Bertrand
      ---------------------               -------------------------------------
                                          Kenneth L. Bertrand
                                          President and Chief Executive Officer

Date:   February 11, 2005                 /s/ Brian K. Weiss
      ---------------------               -------------------------------------
                                          Brian K. Weiss
                                          Chief Financial Officer