Form 10QSB
period 2005-03-31
ALLIED FIRST BANCORP INC
filed 2005-05-12
CIK 1158865

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

As of May 5, 2005, there were 511,318 shares of the Registrant's common stock issued and outstanding.

                           Allied First Bancorp, Inc.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Unaudited Consolidated Financial Statements

         Unaudited Consolidated Balance Sheets at March 31, 2005 and        1
         June 30, 2004

         Unaudited Consolidated Statements of Income and Comprehensive      2
         Income for the three months and nine months ended March 31, 2005 and 2004

         Unaudited Consolidated Statements of Cash Flows for the nine       3
         months ended March 31, 2005 and 2004

         Notes to Unaudited Consolidated Financial Statements               4

Item 2.  Management's Discussion and Analysis of Financial Condition        7
         and Results of Operations

Item 3.  Controls and Procedures                                           15

PART II. OTHER INFORMATION

         Items 1-6                                                         16

         Signature Page                                                    17

         10-QSB Certifications                                             18

                     PART I: FINANCIAL INFORMATION, Item 1.
                           Allied First Bancorp, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  (Unaudited)
                                                                                                      At                  At
ASSETS:                                                                                             March 31,           June 30,
-------                                                                                                  2005               2004
                                                                                                -------------      -------------
               Cash and cash equivalents ..................................................     $   4,121,077      $   6,363,686
               Securities available for sale ..............................................        13,792,643          7,072,627
               Time deposits with other financial institutions ............................                --            298,121
               Loans held for sale ........................................................         3,181,063                 --
               Loans, net of allowance for loan losses of  $626,744 at
                    March 31, 2005 and  $597,515 at June 30, 2004 .........................       120,464,118        113,295,920
               Federal Home Loan Bank stock, at cost ......................................         2,086,800          2,000,000
               Accrued interest receivable ................................................           527,444            437,181
               Premises and equipment-net .................................................           438,502            339,541
               Servicing agent receivable .................................................           275,761          1,967,903
               Goodwill ...................................................................           514,507            514,507
               Other assets ...............................................................           674,351            518,259
                                                                                                -------------      -------------

                           Total assets ...................................................     $ 146,076,266      $ 132,807,745
                                                                                                =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

Liabilities:
               Non-interest-bearing demand deposits .......................................     $   7,698,653      $   8,525,828
               Interest-bearing demand deposits ...........................................         2,028,487          2,733,400
               Savings, now and money market deposits .....................................        44,989,449         51,264,178
               Time deposits ..............................................................        44,664,693         22,139,234
                                                                                                -------------      -------------
                         Total deposits ...................................................        99,381,282         84,662,640
               Borrowed funds .............................................................        36,232,670         35,632,670
               Other liabilities ..........................................................           353,761          1,648,560
                                                                                                -------------      -------------
                         Total liabilities ................................................       135,967,713        121,943,870
                                                                                                -------------      -------------

Shareholders' Equity:
               Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued ..                --                 --
               Common stock, $.01 par value, 8,000,000 shares authorized,
                        608,350 shares issued and 511,318 outstanding at March 31, 2005
                        and 558,350 at June 30, 2004 ......................................             6,084              6,084
               Additional paid-in capital .................................................         5,271,948          5,271,948
               Retained earnings ..........................................................         6,443,136          6,283,252
               Accumulated other comprehensive income .....................................           (75,412)           (34,909)
               Treasury stock, at cost 97,032 shares at March 31, 2005 and 50,000
                         Shares at June 30, 2004 ..........................................        (1,537,203)          (662,500)
                                                                                                -------------      -------------
               Total shareholders' equity .................................................        10,108,553         10,863,875
                                                                                                -------------      -------------

                                    Total liabilities and shareholders' equity ............     $ 146,076,266      $ 132,807,745
                                                                                                =============      =============

The accompanying notes are an integral part of these consolidated financial statements

                      PART I: FINANCIAL INFORMATION, Item 1
                           Allied First Bancorp, Inc.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                   (Unaudited)                   (Unaudited)
                                                               Three Months Ended             Nine Months Ended
                                                                    March 31,                     March 31,
                                                                  2005           2004           2005           2004
                                                           -----------     ----------    -----------     ----------
Interest income:

                  Loans receivable ....................    $ 1,519,955     $1,324,993    $ 4,407,830     $3,952,400
                  Interest earning deposits ...........         33,512         35,967        114,740        138,712
                  Securities ..........................        170,614        103,793        462,499        271,746
                                                           -----------     ----------    -----------     ----------
                       Total interest income ..........      1,724,081      1,464,753      4,985,069      4,362,858
Interest expense:
                  Deposits ............................        593,843        344,327      1,597,922      1,105,952
                  Borrowed funds ......................        200,756        135,556        563,995        320,266
                                                           -----------     ----------    -----------     ----------
                       Total interest expense .........        794,599        479,883      2,161,917      1,426,218
Net interest income: ..................................        929,482        984,870      2,823,152      2,936,640

Provision for loan losses .............................         35,000         75,000        161,000        287,000
                                                           -----------     ----------    -----------     ----------

Net interest income after
provision for loan losses .............................        894,482        909,870      2,662,152      2,649,640

Non-interest income:
                  Credit and debit card
                  transaction .........................         17,150        132,382         52,068        386,239
                  Account fees ........................         46,596         41,845        108,430        118,666
                  Gain  on sale of securities .........             --             --             --          4,910
                  Gain on sale of first mortgages .....        211,559             --        394,567         25,087
                  Call center processing income .......        153,218             --        504,715             --
                  Other ...............................         12,539          5,509         65,944         15,829
                                                           -----------     ----------    -----------     ----------
                       Total non-interest income ......        441,062        179,736      1,125,724        550,731

Non-interest expense:
                  Salaries and employee benefits ......        748,217        354,321      2,021,413      1,022,116
                  Office operations and equipment .....        152,722        117,843        453,635        317,974
                  Occupancy ...........................         38,654         26,952        120,875         79,955
                  Data processing .....................         90,631         95,202        249,215        290,546
                  Credit and debit card processing ....         15,835        113,056         55,613        342,942
                  Travel and conference ...............          9,542         21,777         41,168         46,536
                  Professional services ...............         87,016         52,982        272,462        185,132
                  Marketing and promotion .............         48,980         35,333        128,365        116,672
                  Loan origination and servicing ......         39,915          4,722         66,975          8,123
                  Other expenses ......................         43,014         28,445        119,432         89,550
                                                           -----------     ----------    -----------     ----------
                       Total non-interest expense .....      1,274,526        850,633      3,529,153      2,499,546
                                                           -----------     ----------    -----------     ----------

Income before income taxes: ...........................         61,018        238,973        258,723        700,825

                  Income tax expense ..................         27,122         95,620         98,839        276,432
                                                           -----------     ----------    -----------     ----------
Net income: ...........................................         33,896        143,353        159,884        424,393
                                                           ===========     ==========    ===========     ==========

Other comprehensive income (loss) .....................       (110,341)        38,076        (40,503)        30,260
                                                           -----------     ----------    -----------     ----------
Total comprehensive income (loss) .....................    $   (76,445)    $  181,429    $   119,381     $  454,653
                                                           ===========     ==========    ===========     ==========
Earnings per common share
                  Basic ...............................    $      0.07     $     0.26    $      0.30     $     0.76
                  Diluted .............................    $      0.07     $     0.26    $      0.30     $     0.76

The accompanying notes are an integral part of these consolidated financial statements

                           Allied First Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Nine months Ended
                                                                                        March 31,
                                                                                      2005             2004
                                                                              ------------     ------------
Cash flows from operating activities
            Net Income ...................................................    $    159,884     $    424,393
            Adjustment to reconcile net income to net cash from
                 operating activities
                       Depreciation ......................................         124,747           75,612
                       Amortization of premiums on securities ............          89,169           75,857
                       Amortization of intangible assets .................          43,398               --
                       Net gain on sale of securities ....................              --           (4,910)
                       Net gain on sale of first mortgages ...............        (394,567)              --
                       Provision for loan losses .........................         161,000          287,000
                       FHLB stock dividend ...............................         (86,800)         (84,000)
                       Net changes in
                          Accrued interest receivable ....................         (90,263)         (77,831)
                          Servicing agent receivable .....................       1,692,142       (2,015,181)
                          Other assets ...................................        (199,490)         187,163
                          Other liabilities ..............................      (1,272,084)         153,184
                                                                              ------------     ------------
                                   Net cash from operating activities ....         227,136         (978,713)

Cash flows from investing activities
            Purchase of available for sale securities ....................      (9,676,436)      (7,221,039)
            Sale of available for sale securities ........................              --          357,863
            First mortgage originations ..................................     (21,567,415)              --
            Sale of first mortgage loans .................................      18,780,919               --
            Principal collected on mortgage backed securities ............       2,804,033        2,468,373
            Purchase of Federal Home Loan Bank stock .....................              --         (104,500)
            Net expenditures of premises and equipment ...................        (223,708)        (266,124)
            Purchase of loans from other institutions ....................      (9,697,268)     (38,582,526)
            Net changes in:
                       Loans .............................................       2,368,070       17,877,698
                       Time deposits with other financial institutions ...         298,121        2,839,059
                                                                              ------------     ------------

                                   Net cash from investing activities ....     (16,913,684)     (22,631,196)

Cash flows from financing activities
            Net change in
                       Deposits ..........................................      14,718,642       (8,795,922)
            Proceeds from borrowed funds .................................       1,600,000       35,500,000
            Repayments of borrowings .....................................      (1,000,000)      (1,000,000)
            Purchase of treasury stock ...................................        (874,703)              --
                                                                              ------------     ------------

                                   Net cash from financing activities ....      14,443,939       25,704,078

Increase (decrease) in cash and cash equivalents .........................    ($ 2,242,609)       2,094,169

Cash and cash equivalents at beginning of period .........................       6,363,686        3,035,791
                                                                              ------------     ------------

Cash and cash equivalents at end of period ...............................    $  4,121,077     $  5,129,960
                                                                              ============     ============

The accompanying notes are an integral part of these consolidated financial statements

                           Allied First Bancorp, Inc.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

      The accompanying unaudited consolidated financial statements include the accounts of Allied First Bancorp, Inc. (the "Company") and it's wholly owned subsidiaries, Allied First Bank, sb, an Illinois state-chartered savings bank and AnyHour Lending, Inc., a loan processing call center which was acquired on April 1, 2004. All significant inter-company transactions and balances are eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements.

      In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary to represent fairly the financial condition of the Company as of March 31, 2005 and June 30, 2004 and the results of its operations, for the three months and nine months ended March 31, 2005 and 2004. Financial statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended March 31, 2005.

      Operating results for the three months and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. Allied First Bancorp, Inc.'s 2004 annual report on Form 10-KSB should be read in conjunction with these statements.

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

(3) Earnings Per Common Share

      Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three-month and nine-month periods ended March 31, 2005, the weighted average number of common shares used in the computation of basic earning per share was 518,098 and 531,611, respectively. The weighted average number of common shares for the same periods in 2004 was 558,350. There are no potential dilutive common shares.

(4) Premises and Equipment

      The company is obligated under a five year operating lease for office space that contains a termination option effective as of April 30, 2007. The lease was effective as of September 16, 2003 with terms to begin occupancy in November 2003. The expiration of the lease is April 30, 2009. It contained a period of free rent in the 2004 fiscal year, and escalation clauses providing for increases in rental expense based primarily on increases in real estate taxes and operating costs. The company is also obligated under a lease for office space relating to the expansion of mortgage origination. The expiration of this lease is April 30, 2006.

The future minimum commitments under the full lease term at March 31, 2005 for all operating leases are as follows:

             Year Ending June 30,                     Amount
             --------------------                     ------

                    2005                            $ 34,576
                    2006                             144,848
                    2007                             124,618
                    2008                             128,357
                    2009                             109,625
                                                    --------

                        Total                       $542,024
                                                    ========

(5) Borrowed Funds

At March 31, 2005 the advance on the $5.0 million LaSalle Bank LIBOR based line of credit was as follows:

      Open line advance, 4.56% fixed rate and 3 month term      $732,670

At March 31, 2005, variable rate and term advance from the Federal Home Loan Bank was as follows:

      Open line advance, 3.15% variable rate and term           $10,000,000

At March 31, 2005, the scheduled maturities of fixed rate Federal Home Loan Bank were as follows.

      2006 1.70%-3.84%                                         $12,000,000
      2007 2.12%-4.04%                                          12,000,000
      2008 3.94%                                                 1,500,000
                                                               -----------
          Total                                                $25,500,000
                                                               ===========

      Each advance is payable at its maturity date, with a prepayment penalty. All advances including open line advances were collateralized by $5,548,000 in mortgage backed securities and $61,978,000 of first mortgage loans under a blanket lien arrangement at March 31, 2005.

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

Three Months Ended March 31, 2005     Banking           Loan            Total
                                                     Processing
                                    --------------------------------------------
      Net Interest Income           $    929,482     $      --      $    929,482
      Provision for loan losses           35,000            --            35,000
      Non-interest income                287,844       153,218           441,062
      Non-interest expense             1,024,744       249,782         1,274,526
      Income tax expense (credit)         60,160       (33,038)           27,122
      Net income (loss)                   97,422       (63,526)           33,896
      Assets                         145,091,007       985,259       146,076,266

Nine Months Ended March 31, 2005      Banking           Loan            Total
                                                     Processing
                                    --------------------------------------------
      Net Interest Income           $  2,823,152     $      --      $  2,823,152
      Provision for loan losses          161,000            --           161,000
      Non-interest income                620,903       504,821         1,125,724
      Non-interest expense             2,812,737       716,416         3,529,153
      Income tax expense (credit)        176,408       (77,569)           98,839
      Net income (loss)                  293,910      (134,026)          159,884
      Assets                         145,091,007       985,259       146,076,266

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

FINANCIAL CONDITION

      The Company's total assets increased $13.3 million during the nine months ended March 31, 2005, to $146.1 million from $132.8 million at June 30, 2004. The increase was due to increases in net loans of $7.2 million and $6.7 million in available for sale securities. Since the sale of the credit card portfolio in May of 2004, the Company has purchased 1-4 family first mortgages and mortgage-backed securities to offset the loss of revenue from credit cards. The Company's servicing agent receivable has decreased $1.7 million from $2.0 million at June 30, 2004, to $276,000 at March 31, 2005. The reason for the decrease is that mortgage prepayments have slowed significantly, which results in less principal due from the mortgage servicing agent.

      The Company's total liabilities increased $14.1 million from $121.9 million at June 30, 2004, to $136.0 million at March 31, 2005. Total deposits increased from $84.7 million at June 30, 2004 to $99.4 million at March 31, 2005. The increase was due primarily to a $22.6 million increase in time deposits and was offset by a decrease in savings, NOW and money market deposits of $7.8 million. Recently, Allied First Bank has had success in increasing time deposits by utilizing advertising on BankRate.com.

      Stockholders' equity decreased by $755,000 from $10.9 million at June 30, 2004 to $10.1 million at March 31, 2005. The decrease is due to the increase in treasury stock of $875,000, and a decrease in value on available for sale securities of $41,000 and was offset by net income of $160,000. During the first quarter of fiscal 2005 the Company began a stock repurchase program of 50,000 shares. As of March 31, 2005 the Company had bought back 47,032 shares at an average price of $18.60 per share. At June 30, 2004, the Company had 558,350 shares outstanding. At March 31, 2005 there were 511,318 shares outstanding.

                COMPARISON OF THREE-MONTH AND NINE-MONTH PERIODS
                          ENDED MARCH 31, 2005 AND 2004

GENERAL

      Net income for the three-month and nine-month periods ended March 31, 2005 was $34,000 and $160,000, respectively, compared to net income of $143,000 and $424,000 for the equivalent periods in 2004. The decrease in net income for the three-month and nine-month periods ending 2005 over the same periods in 2004 was due, to lower net interest income combined with higher non-interest expenses primarily from two strategies.

      The new loan processing call center, which is a separate operating segment, contributed net losses for the three and nine-month periods ended March 31, 2005. The Company also expanded its mortgage origination operation with the opening of a new origination office and the employment of additional personnel. Both of these strategies have resulted in the Company initially experiencing increases in non-interest expense. Management expects these strategies will ultimately add to the Company's profitability.

NET INTEREST INCOME

      The net interest income for the three-month period ended March 31, 2005 was $929,000 compared to $985,000 for the same period in 2004. This is a 5.7% decrease over the same period in 2004. The net interest margin dropped from 3.12% to 2.64%. The reason for the lower net interest margin in 2005 was that the average rate paid on interest bearing liabilities increased 80 basis points to 2.54% while yields on interest earning assets rose only 25 basis points to 4.89%. The increase in average rate paid was due to the increase in time deposits as well as the rate increasing on borrowed funds.

The net interest income for the nine-month period ended March 31, 2005, was $2,823,000 compared to $2,937,000 for the same period in 2004, a decrease of 3.88%. The net interest margin was 2.71% as of March 31, 2005. The reason for the lower net interest margin in nine-month period ended March 31, 2005 was that the yield on earnings assets decreased from 4.83% to 4.79% while the yield on interest bearing liabilities increased from 1.82% to 2.35%.

      Total average interest earning balances increased $14.5 million and $18.4 million, for the three-month and nine-month periods over one-year ago. The increase is primarily due to increases in loans as well as an increase in available for sale securities. Total average loans increased $9.3 million and $13.5 million, for the three-month and nine-month periods over one-year ago. Total average available for sale securities increased $6.1 million and $4.4 million for the three-month and nine-month periods over the prior year. The yields on total average earning assets were 4.89% and 4.64% for the three-month periods ended March 31, 2005, and 2004 and 4.79% and 4.83% for the nine-month periods ended March 31, 2005 and 2004.

      Total average interest bearing liabilities increased $14.5 million, and $18.0 million, for the three-month and nine-month periods ended March 31, 2005, over the comparative periods in 2004. Interest bearing liabilities increased in the three-month period ended March 31, 2005 compared to the same period in 2004 due to the $25.1 million increase in time deposits. This increase was partially offset by the decrease of $8.3 million in money market deposits. Interest bearing liabilities increased in the nine-month period ended March 31, 2005 compared to the same period in 2004 due to the $7.2 million increase in borrowed funds and a $21.1 million increase in time deposits. This increase was partially offset by the decrease of $7.7 million in money market deposits. During 2004, the company used both time deposits as well as Federal Home Loan Bank advances to purchase loans and mortgage backed securities.

INTEREST INCOME

      Interest income for the three months and nine months ended March 31, 2005 was $1,724,000 and $4,985,000 compared to $1,465,000 and $4,363,000 for the same period in 2004. The increase in both the three-month and nine-month periods was due to an increase in average interest earning assets.

INTEREST EXPENSE

      Interest expense for the three months ended March 31, 2005 was $795,000 compared to $480,000 for the same period in 2004. The increase in interest expense for the three-month period ended March 31, 2005 was due to higher balances and higher rates paid on interest-bearing liabilities during the 2005 period which was 2.54% a 80 basis point increase from 1.74% paid during 2004. The increase in average rate is primarily due to the company increasing its time deposits which have a higher cost than money market and savings deposits. Also the average cost of borrowed funds and money markets has increased due to the current rising rate environment.

      Interest expense for the nine months ended March 31, 2005 was $2,162,000 compared to $1,426,000 for the same period in 2004. The increase in interest expense for the nine-month period ended March 31, 2005 was due to higher balances and higher rates paid on interest-bearing liabilities which was 2.35% a 53 basis point increase from the 1.82% paid during 2004. The increase in average rate paid is primarily due to the increase in average rate paid for borrowed funds and money market as a result of market conditions.

The following tables set forth consolidated information regarding average balances and annualized average rates.

                                                                       Allied First Bancorp, Inc.
                                                   Three Months ending March 31          Three Months ending March 31
                                                               2005                                  2004
                                               -----------------------------------   -----------------------------------
                                                Average                    Average    Average                    Average
INTEREST EARNING ASSETS                         Balance      Interest       Rate      Balance      Interest       Rate
-----------------------                        ---------     ---------     -------   ---------     ---------     -------
Loans                                          $ 121,742     $   1,520      4.99%    $ 112,457     $   1,325      4.71%
Available for sale securities                     14,618           170      4.65%        8,524           104      4.88%
Federal Home Loan Bank stock                       2,070            28      5.41%        1,798            29      6.45%
Interest earning balances                          2,526             6      0.95%        3,631             7      0.77%
                                               ---------     ---------     -----     ---------     ---------     -----

Total interest-earning assets                    140,956         1,724      4.89%      126,410         1,465      4.64%
                                               ---------     ---------     -----     ---------     ---------     -----

NON-INTEREST EARNING ASSETS
---------------------------

Premises and equipment                               441                                   265
Allowance for loan losses                           (617)                                 (655)
Other non-earning assets                           2,293                                 1,868
                                               ---------                             ---------
Total assets                                   $ 143,073                             $ 127,888
                                               =========                             =========

INTEREST BEARING LIABILITIES
----------------------------

Interest checking                              $   2,035     $       7      1.38%    $   3,192     $       8      1.00%
Savings                                           12,965            16      0.49%       13,322            17      0.51%
Money market                                      31,318           146      1.86%       39,578           138      1.39%
Time deposits                                     44,174           425      3.85%       19,071           181      3.80%
Borrowed funds                                    34,575           201      2.33%       35,358           136      1.54%
                                               ---------     ---------     -----     ---------     ---------     -----

                                                 125,067           795      2.54%      110,521           480      1.74%
                                               ---------     ---------     -----     ---------     ---------     -----

NON-INTEREST BEARING LIABILITIES AND EQUITY
-------------------------------------------

Checking                                           7,060                                 6,678
Other liabilities                                    549                                   604
Equity                                            10,397                                10,085
                                               ---------                             ---------
Total liabilities and equity                   $ 143,073                             $ 127,888
                                               =========                             =========

Net Interest/Spread                                          $     929      2.35%                  $     985      2.90%
                                                             ===================                   ===================

Margin                                                                      2.64%                                 3.12%
                                                                           =====                                 =====

(1)   Total Loans less deferred net loan fees

                                                                       Allied First Bancorp, Inc.
                                                   Nine months ending March 31            Nine months ending March 31
                                                               2005                                  2004
                                               -----------------------------------   -----------------------------------
                                                Average                    Average    Average                    Average
INTEREST EARNING ASSETS                         Balance      Interest       Rate      Balance      Interest       Rate
-----------------------                        ---------     ---------     -------   ---------     ---------     -------
Loans                                          $ 119,501     $   4,408      4.92%    $ 105,996     $   3,952      4.97%
Available for sale securities                     12,615           462      4.88%        8,250           272      4.40%
Federal Home Loan Bank stock                       2,041            86      5.68%        1,726            84      6.49%
Interest earning balances                          4,621            29      0.84%        4,418            55      1.66%
                                               ---------     ---------     -----     ---------     ---------     -----

Total interest-earning assets                    138,778         4,985      4.79%      120,390         4,363      4.83%
                                               ---------     ---------     -----     ---------     ---------     -----

NON-INTEREST EARNING ASSET
--------------------------

Premises and equipment                               403                                   176
Allowance for loan losses                           (620)                                 (626)
Other non-earning assets                           2,635                                 1,855
                                               ---------                             ---------
Total assets                                   $ 141,196                             $ 121,795
                                               =========                             =========

INTEREST BEARING LIABILITIES
----------------------------

Interest checking                              $   2,269     $      20      1.18%    $   3,962     $      41      1.38%
Savings                                           13,112            49      0.50%       13,998            53      0.50%
Money market                                      33,520           397      1.58%       41,193           460      1.49%
Time deposits                                     39,590         1,131      3.81%       18,485           552      3.98%
Borrowed funds                                    34,180           565      2.20%       27,001           320      1.58%
                                               ---------     ---------     -----     ---------     ---------     -----

Total interest-bearing liabilities               122,671         2,162      2.35%      104,639         1,426      1.82%
                                               ---------     ---------     -----     ---------     ---------     -----

NON-INTEREST BEARING LIABILITIES AND EQUITY
-------------------------------------------

Checking                                           6,951                                 6,786
Other liabilities                                  1,073                                   524
Equity                                            10,501                                 9,846
                                               ---------                             ---------
Total liabilities and equity                   $ 141,196                              $121,795
                                               =========                              ========

Net Interest/Spread                                          $   2,823      2.44%                  $   2,937      3.01%
                                                             ===================                   ===================

Margin                                                                      2.71%                                 3.25%
                                                                           =====                                 =====

(1)   Total Loans less deferred net loan fees

PROVISION FOR LOAN LOSSES

      The provision for loan losses was $35,000 and $161,000, respectively, for the three-month and nine-month periods ended March 31, 2005 and $75,000 and $287,000 for the same periods in 2004. The decrease in both the three-month and the nine-month periods ended December 31, 2004 over the same periods in 2004 is due to the decrease in net charge-offs. The decrease in net charge-offs is a result of an increase in recoveries, the change in the loan portfolio composition and the economic environment. Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to address probable incurred losses. Net charge-offs of $39,000 have been recorded for the three-month period ended March 31, 2005, compared to $101,000 of net charge-offs for the same period in 2004. Net charge-offs of $132,000 have been recorded for the nine-month period ended March 31, 2005, compared to $255,000 of net charge-offs for the same period in 2004. The allowance for loan losses was $627,000 or 0.52% of net loans as of March 31, 2005, compared to $598,000 or 0.53% of net loans at June 30, 2004. Allied First Bancorp, Inc. holds a small percentage in secured commercial loans, which was $6.0 million or 5.0% of net loans at March 31, 2005. At March 31, 2005 first mortgage and home equity loans comprised nearly 76% of the loan portfolio.

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

      Approximately 89% of our deposit customer base consists of American Airlines pilots and their family members. Although this customer base has had historically relatively stable employment and sources of income, terrorist attacks on the United States in 2001 and the current economic environment including higher oil prices may have adverse affects on the airline industry. As a result of these factors, the stability of the employment and income of the American Airline pilots may be adversely affected and could negatively affect the ability of our customers to repay their loans. As a result of these factors, we may have higher loan delinquencies and defaults in future periods. At March 31, 2005, our delinquent loans past due 60 days or more, was less than 0.02% of our loan portfolio, compared to less than 0.07% at June 30, 2004. In an effort to diversify our loan portfolio, the Company has purchased secured commercial loans, and 1-4 family residential mortgage loans without recourse from other financial institutions. These purchased loans currently represent approximately 50% of the gross loan portfolio.

NON-INTEREST INCOME

     Non-interest income for the three-month periods ended March 31, 2005 and 2004 were $441,000 and $180,000, respectively and for the nine-month periods were $1,126,000 and $551,000. The increase for both the three-month and nine-month periods ended March 31, 2005 from 2004 was due to the increase in mortgage originations as well as call center processing income. Call center processing income is generated from the purchase of AnyHour Lending, Inc. in April 2004. The increase in first mortgage sales and fees is a result of the expansion of our mortgage origination function, through the employment of additional personnel in October 2004. This income should increase in the future as a result of the Company utilizing resources to originate mortgage loans. Credit card income decreased by $115,000, and $334,000, respectively, for the three-month and nine-month periods ended March 31, 2005, over the comparative periods in 2004. The reason for the decrease was the sale of the credit card loan portfolio to Town North Bank in May 2004. Account fee income for the nine-month period ended March 31, 2005 was $108,000 compared to $119,000 in 2004, a decrease of $11,000 due to less overdraft volume. Other income for the three-month periods ended March 31, 2005 and 2004 was $13,000 and $6,000, respectively and for the nine-month periods were $66,000 and $16,000. The increase for both the three-month and nine-month periods ended March 31,

2005 from 2004 was due to commissions from Town North Bank on card transaction volume related to the sale of the credit card portfolio as well as commissions received from Smith Barney for retirement accounts. As part of the agreement with Town North Bank, the Company will receive a percent of revenue generated from the card base as well as premiums for new credit card customers for a period of six years.

NON-INTEREST EXPENSE

      Non-interest expense for the three-month period ended March 31, 2005, was $1,275,000, an increase of $424,000, compared to $851,000 for the same period in 2004. Salary and employee benefits was $748,000 for the three-month period ended March 31, 2005 an increase of $394,000, from $354,000 for the same period in 2004. Office operations and equipment was $153,000 for the three-month period ended March 31, 2005 an increase of $35,000 or 29.66%, from $118,000 for the same period in 2004. Occupancy expense was $39,000 for the three-month period ended March 31, 2005, an increase of $12,000 compared to the same period in 2004. The increase in salaries and benefits, office operations and equipment and occupancy was primarily due to the expansion of mortgage origination efforts and the new AnyHour Lending, Inc. office. Credit card and debit card processing expense was $16,000 for the three months ended March 31, 2005 a decrease of $97,000 or 85.84%, from $113,000 in the same period ended 2004. This decrease was due to the sale of the credit card loan portfolio in May 2004. Travel and conference for the three-month period ended March 31, 2005, was $10,000, a decrease of $12,000, compared to the same period in 2004. Professional services expense was $87,000 for the three-month period ended March 31, 2005, an increase of $34,000, from $53,000 for the same period in 2004. The increase in professional services was primarily a result of the additional professional fees related to AnyHour Lending, Inc. AnyHour Lending, Inc. incurs professional fees related to the setup and maintenance of technology for customer accounts. Marketing and promotion was $49,000 for the three-month period ended March 31, 2005 an increase of $14,000 or 40.00%, from $35,000 for the same period in 2004. Marketing has increased due to promotion of our mortgage origination. Loan origination and servicing expense was $40,000 for the three-month period ended March 31, 2005 compared to $5,000 for the same period in 2004. This increase is attributed to mortgage origination. Other expenses for the three-month period ended March 31, 2005 were $43,000 an increase of $15,000 from the same period ended March 31, 2004.

      Non-interest expense was $3,529,000 for the nine-month period ended March 31, 2005, an increase of $1,029,000 or 41.16% from $2,500,000 for the same nine-month period ended in 2004. Salary and employee benefits was $2,021,000 for the nine-month period ended March 31, 2005 an increase of $999,000, from $1,022,000 for the same period ended in 2004. Office operations and equipment was $454,000 for the nine-month period ended March 31, 2005 an increase of $136,000 or 42.77%, from $318,000 for the same period ended in 2004. Occupancy expense was $121,000 for the nine-month period ended March 31, 2005, an increase of $41,000 compared to the same period ended in 2004. The increase in salaries and benefits, office operations and equipment and occupancy was primarily due to the expansion of mortgage origination efforts and the new AnyHour Lending, Inc. office. Data processing expense was $249,000 for the nine-month period ended March 31, 2005 a decrease of $42,000 from $291,000 for the same period ended in 2004. Credit card and debit card processing expense was $56,000 for the nine-month period ended March 31, 2005 a $287,000 decrease from the $343,000 for the same period ended in 2004. This decrease is due to the sale of the credit card loan portfolio in May of 2004. Travel and conference for the nine-month period ended March 31, 2005, was $41,000, an increase of $6,000, compared to the same period ended in 2004. Professional service expense was $272,000 for the nine-month period ended March 31, 2005, an increase of $87,000 from $185,000 for the same nine-month period ended in 2004. Loan origination and servicing expense was $67,000 for the nine-month period ended March 31, 2005 compared to $8,000 for the same period ended 2003. This expense is attributed to mortgage origination expenses. Other expenses for the nine-month period ended March 31, 2005 were $119,000 an increase of $29,000 from the same period ended March 31, 2004.

The company has undertaken a long term strategy with the local mortgage market and mortgage originations through the call center operation. Although net operating expenses have increased due to expansion of the operations and the associated start up costs, management believes that the future increases in non-operating income will justify this strategy.

INCOME TAXES

      The provision for income taxes was $27,000 and $99,000, for the three-month periods ending March 31, 2005 and 2004. The provision for income taxes was $96,000 and $276,000, for the nine-month periods ending March 31, 2005 and 2004. The decreases in both the three-month and nine-month periods in 2005 are a result of lower income. The effective rate for the three-month periods ended March 31, 2005 and 2004 was 44.45% and 38.20%, and for the nine-month periods were 40.01% and 39.44%. The reason for the effective rate increase for the three-month period ended March 31, 2005 over the three-month period ended in 2004 was due to an adjustment was made to the tax estimate based on the latest tax filing.

REGULATORY CAPITAL REQUIREMENTS

      Pursuant to federal law, Allied First Bank must meet three separate minimum capital ratio requirements. As of March 31, 2005, Allied First Bank had core capital, Tier I risk-based and total risk-based ratios of 6.94%, 10.00% and 10.64%, respectively, compared to well-capitalized requirements of 5.00%, 6.00% and 10.00%. At June 30, 2004, Allied First Bank had core capital, Tier I risk-based ratios of 8.30%, 11.50% and 12.10%, respectively. The company is currently, and expects to continue to be, in compliance with the minimum capital ratios to be considered well capitalized.

LIQUIDITY

      Liquidity management refers to the ability to generate sufficient cash to fund current loan demand; meet deposit withdrawals and pay operating expenses. Allied First Bancorp, Inc. relies on various funding sources in order to meet these demands. Primary sources of funds include interest-earning balances with other financial institutions, money market mutual funds, proceeds from principal and interest payments on loans as well as the ability to borrow against first mortgages, and marketable securities. At March 31, 2005, Allied First Bank had $4.1 million in cash and cash equivalents that could be used for its funding needs. Cash and cash equivalents decreased by $2.3 million compared to the period ended June 30, 2004. Securities available for sale increased by $6.7 million and time deposits with other institutions decreased $298,000.

      For further liquidity, the Company may borrow against its mortgage-backed securities and first mortgages through the Federal Home Loan Bank of Chicago. The Company also has a fed funds line of $4.0 million and a working capital line of $5.0 million with LaSalle Bank. The remaining borrowing capacity at March 31, 2005 was approximately $16.8 million.

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

                                     Item 3
                           Allied First Bancorp, Inc.
                             CONTROLS AND PROCEDURES

      An evaluation was carried out as of March 31, 2005 under the supervision and with the participation of Allied First Bancorp Inc.'s management, including the Chief Executive Offer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures. Based on their evaluation, Allied First Bancorp Inc.'s Chief Executive Officer and Chief Financial Officer have concluded that Allied First Bancorp, Inc.'s disclosure controls and procedures are to the best of their knowledge, effective to ensure that the information required to be disclosed by Allied First Bancorp Inc. in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in Allied First Bancorp Inc.'s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Part II - Other Information
                           ---------------------------

Item 1 - Legal Proceedings - Not Applicable.
         -----------------

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

                                                                           Total Number of
                                                                         Shares Purchased as     Maximum Number of
                                Total Number of     Average Price Paid   Part of a Publicly      Shares That May Be
                                Shares Purchased        Per Share          Announced Plan     Purchased Under Plan (1)
                                ----------------        ---------          --------------     ------------------------
July 1-July 31                           --                   --                   --                  50,000
August 1- August 31                   2,300               $16.05                2,300                  47,700
September 1- September 30            28,362                17.95               30,662                  19,338
October 1- October 31                    --                   --               30,662                  19,338
November 1- November 30                  --                   --               30,662                  19,338
December 1- December 31               1,570                20.00               32,232                  17,768
January 1- January 31                 1,300                19.85               33,532                  16,468
February 1-February 28               13,500                20.11               47,032                   2,968
March 1- March 31                        --                   --               47,032                   2,968
                                     ------               ------               ------                  ------

  Total March 31, 2005               47,032               $18.60               47,032                   2,968
                                     ======               ======               ======                  ======

(1) On August 23, 2004, the Company announced a stock repurchase plan of up to 50,000 shares. At March 31, 2005 the stock repurchase plan was completed with a total of 47,032 shares purchased.

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

                                                Allied First Bancorp, Inc.
                                                Registrant


Date: May 5, 2005                       /s/ Kenneth L. Bertrand
      -----------                           ------------------------------------
                                             Kenneth L. Bertrand
                                             President and Chief Executive
                                             Officer


Date: May 5, 2005                       /s/ Brian K. Weiss
      -----------                           ------------------------------------
                                             Brian K. Weiss
                                             Chief Financial Officer